Form 10-Q
period 1997-06-30
WATERLINK INC
filed 1997-08-12
CIK 1037682

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1997

                                       or

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from       to

                         Commission File Number 1-13041

                                 WATERLINK, INC.

             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                   34-1788678
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                        ---------------------------------

                       4100 Holiday Street N.W., Suite 201
                               Canton, Ohio 44718
                    (Address of Principal Executive Offices)
                                   (Zip Code)
                        ---------------------------------

                                  330-649-4000
              (Registrant's Telephone Number, Including Area Code)

                       ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value - 11,753,731 shares outstanding as of July 31,
1997
===============================================================================


                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets - September 30, 1996 and
         June 30, 1997                                                         3-4

         Consolidated statements of operations - Three months
         ended June 30, 1996 and 1997; Nine months ended
         June 30, 1996 and 1997                                                 5

         Consolidated statements of cash flows - Nine months
         ended June 30, 1996 and 1997                                           6

         Notes to consolidated financial statements                            7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     11-19

PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                                  20

Item 6.  Exhibits and Reports on Form 8-K                                     20-21


Signatures                                                                      22


                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,
                                                       September 30,     1997
                                                            1996     (Unaudited)
                                                         -----------  ----------
ASSETS                                                    (Thousands of dollars)
Current Assets:
   Cash and cash equivalents                             $   119         $ 3,573
   Accounts receivable:
     Trade, net                                            5,699          17,746
     Other                                                   378             501
   Inventories                                             3,231           6,498
   Costs in excess of billings                             1,447           9,155
   Other current assets                                      172             442
                                                         -------         -------
Total Current Assets                                      11,046          37,915

Property, Plant and Equipment, at cost:
   Land, buildings and improvements                          750           3,221
   Machinery and equipment                                   383           2,292
   Office equipment                                          747           1,123
                                                         -------         -------
                                                           1,880           6,636
   Less accumulated depreciation                             103             262
                                                         -------         -------
                                                           1,777           6,374
Other Assets:
   Goodwill, net                                          15,029          39,485
   Patents, net                                              749             555
   Other assets                                              390           2,321
                                                         -------         -------
                                                          16,168          42,361
                                                         -------         -------
Total Assets                                             $28,991         $86,650
                                                         =======         =======















                See notes to consolidated financial statements.


                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                     June 30,
                                                     September 30,     1997
                                                         1996       (Unaudited)
                                                       --------      --------
                                                        (Thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade                               $  2,076     $ 11,434
   Accrued expenses                                        1,931        6,597
   Additional purchase price payable                       1,013           --
   Billings in excess of cost                                559        1,418
   Accrued income taxes                                       60          994
   Current portion of long-term debt                       1,969        2,387
                                                        --------     --------
Total Current Liabilities                                  7,608       22,830

Long-Term Obligations:
   Long-term debt                                          4,676        1,000
   Notes payable-related parties                           3,100           --
   Convertible subordinated notes-related parties          2,400           --
   Other long-term obligations                               300        1,225
                                                        --------     --------
                                                          10,476        2,225
Redeemable Preferred Stock
                                                           8,500           --
Shareholders' Equity:
   Preferred Stock, $.001 par value, 10,000,000 shares
     authorized, none issued and outstanding                  --           --
   Common Stock, voting, $.001 par value, Authorized -
     40,000,000 shares at June 30, 1997
     Issued and outstanding - 1,999,996 shares at
     September 30, 1996 and 10,978,231 shares at
     June 30, 1997                                             2           11
   Additional paid-in capital                              2,611       62,838
   Foreign currency translation adjustment                    --         (171)
   Retained earnings (deficit)                              (206)      (1,083)
                                                        --------     --------
Total Shareholders' Equity                                 2,407       61,595
                                                        --------     --------
Total Liabilities and Shareholders' Equity              $ 28,991     $ 86,650
                                                        ========     ========




                See notes to consolidated financial statements.


                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED

                             Three Months Ended           Nine Months Ended
                                   June 30,                    June 30,
                              1996          1997          1996         1997
                            --------      --------      --------     --------
                                (Thousands of dollars, except per share data)

Net sales                   $  5,006     $ 16,316       $ 13,249     $ 41,043
Cost of sales                  2,810       10,276          7,631       25,076
                            --------     --------       --------     --------
Gross Profit                   2,196        6,040          5,618       15,967

Selling, general
   and administrative
   expenses                    2,043        5,135          4,940       12,613
Special management
   compensation                   --        2,630             --        2,630
Amortization                      90          154            207          434
                            --------     --------       --------     --------
Operating Income (Loss)           63       (1,879)           471          290

Other Income (Expense):
   Interest expense             (293)        (544)          (648)      (1,156)
   Other - net                   (13)           3            (45)          78
                            --------     --------       --------     --------
Loss Before Income
   Taxes                        (243)      (2,420)          (222)        (788)
Income taxes (benefit)             1         (943)             3         (296)
                            --------     --------       --------     --------
Loss Before
   Extraordinary Item           (244)      (1,477)          (225)        (492)
Extraordinary item, net
   of applicable income
   taxes of $257,000              --         (385)            --         (385)
                            --------     --------       --------     --------
Net  Loss                   $   (244)    $ (1,862)      $   (225)    $   (877)
                            ========     ========       ========     ========
Net Loss per Common Share:
   Loss before
    extraordinary item      $  (0.04)    $  (0.20)      $  (0.04)    $  (0.07)
   Extraordinary item             --        (0.05)            --        (0.06)
                            --------     --------       --------     --------
                            $  (0.04)    $  (0.25)      $  (0.04)    $  (0.13)
                            ========     ========       ========     ========
Weighted Average Common
   and Equivalent Shares
   Outstanding                 6,243        7,310          6,202        6,920
                            ========     ========       ========     ========



                 See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

                                                            Nine Months Ended
                                                                June 30,
                                                          1996           1997
                                                        --------       --------
                                                           (Thousands of dollars)
OPERATING ACTIVITIES
Net Loss                                                $   (225)      $   (877)
Adjustments to reconcile net loss to net cash
  used by operating activities:
   Extraordinary item                                         --            385
   Special management compensation                            --          2,630
   Depreciation and amortization                             294            593
   Changes in working capital:
     Accounts receivable                                    (569)        (3,986)
     Inventories                                            (670)         5,182
     Costs in excess of billings                             (79)        (7,708)
     Prepaids and other assets                              (115)        (2,250)
     Accounts payable                                          7            690
     Accrued expenses                                        440           (853)
     Billings in excess of cost                             (416)           838
     Accrued income taxes                                    (37)         1,312
                                                        --------       --------
Net cash used by operating activities                     (1,370)        (4,044)

INVESTING ACTIVITIES
Purchases of equipment                                      (318)          (476)
Purchases of subsidiaries, net of cash acquired           (1,894)       (25,785)
                                                        --------       --------
Net cash used in investing activities                     (2,212)       (26,261)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                         1,149         21,110
Payments on long-term borrowings                          (2,281)       (30,855)
Net proceeds from sale of common stock                         5         43,569
Net proceeds from sale of preferred stock                  4,600             --
                                                        --------       --------
Net cash provided by financing activities                  3,473         33,824
                                                        --------       --------

Effect of exchange rate changes on cash                       --            (65)

Increase (decrease) in cash and cash equivalents            (109)         3,454
Cash and cash equivalents at beginning of period           1,228            119
                                                        --------       --------
Cash and cash equivalents at end of period              $  1,119       $  3,573
                                                        ========       ========


                 See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1997

 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, as well as a special management compensation charge (Note 5) and an extraordinary item (Note 6). Operating results for the three and nine-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (Registration Number 333-25249) which was declared effective as of June 24, 1997.

 2.   INVENTORIES

Inventories consisted of the following (thousands of dollars):

                                                      September 30,    June 30,
                                                          1996            1997
                                                          ----            ----
         Raw materials and supplies                      $ 1,864        $ 2,812
         Work in process and finished goods                1,367          3,686
                                                          ------        -------
                                                         $ 3,231        $ 6,498
                                                         =======        =======

 3.   ACQUISITIONS

On March 5, 1997 the Company acquired the Nordic Water Products Group ("Nordic Group") for approximately $12,100,000, consisting of $11,100,000 in cash and $1,000,000 of seller notes. The purchase price includes approximately $4,100,000 of goodwill, which will be amortized on a straight-line basis over 40 years. On June 27, 1997, the Company acquired Bioclear Technology, Inc. ("Bioclear") and Lanco

Environmental Products, Inc. ("Lanco") for approximately $18,106,000 and $2,200,000, respectively. The purchase price for Bioclear consisted of approximately $14,488,000 in cash and approximately $3,618,000 in the form of common stock valued at $11 per share. With regard to Lanco, the entire purchase consideration was in the form of cash. The amount of goodwill recorded in connection with these acquisitions was approximately $17,648,000 for Bioclear and $1,875,000 for Lanco and will be amortized on a straight-line basis over 40 years. These purchase price allocations have been based on preliminary estimates, which may be revised at a later date.

These acquisitions were accounted for as purchases. The consolidated statement of operations of the Company includes the results of operations of the acquired businesses for the period subsequent to the effective date of these acquisitions.

The following unaudited pro forma information presents the consolidated results of operations of the Company assuming the acquisitions discussed above, as well as those acquisitions completed during the fiscal year ended September 30, 1996, were completed on October 1, 1995 (thousands of dollars):

                                            Nine Months Ended June 30,
                                               1996            1997
                                               ----            ----
Net sales                                   $ 51,718       $ 59,706
Operating profit                               2,935          1,527
Loss before taxes                                (32)          (966)
Loss before extraordinary item                   (18)          (551)
Net loss                                         (18)          (936)
Per common share:
  Loss before extraordinary item            $  (0.00)      $  (0.05)
  Net loss                                     (0.00)         (0.08)

The pro forma results of operations are not indicative of the actual results of operations that would have occurred had the acquisitions been made on the date indicated, or the results that may be obtained in the future. The above pro forma operating results do not reflect the use of proceeds of the initial public offering and the resulting reduction of indebtedness. Pro forma operating results for the nine months ended June 30, 1997 reflect the $2,630,000 special management compensation charge incurred in connection with the initial public offering.

 4.   CAPITALIZATION

On June 27, 1997, the Company sold 4,500,000 shares of its common stock at $11.00 per share in an initial public offering. Proceeds from the offering, net of underwriter commissions and other related expenses totaling approximately $6.5 million, were approximately $43.0 million. The proceeds were primarily used to pay the cash portion of the purchase prices of Bioclear and Lanco and to repay indebtedness of the Company. In connection with the initial public offering, all outstanding shares of preferred stock of the Company then outstanding were converted in accordance with their terms into shares of common stock on a one-for-one basis.

A progression of shareholders' equity follows (thousands of dollars):

                                                                        Foreign                         Total
                                                        Additional      Currency         Retained     Shareholders'
                                           Common        Paid-in      Translation        Earnings       Equity
                                           Stock         Capital       Adjustment        (Deficit)     (Deficit)
                                           -----         -------       ----------        ---------     ---------
Balance at September 30, 1996             $      2       $  2,611            --           $   (206)    $  2,407
Conversion of subordinated notes
  for 600,000 shares of common
  stock                                          1          2,516                                         2,517
Issuance of 440,735 shares of
  common stock in connection
  with acquisitions of subsidiaries             --          4,094                                         4,094
Exercise of stock options                       --            534                                           534
Sale of 4,500,000 shares of common
  stock in connection with the
  initial public offering                        5         43,030                                        43,035
Conversion of 3,250,000 shares of
  preferred stock into common stock              3          8,497                                         8,500
Issuance of common stock warrants
  in connection with debt agreements            --            413                                           413
Net (loss)                                                                                    (877)        (877)
Other                                                       1,143      $   (171)                            972
                                          --------          -----      --------           --------     --------

Balance at June 30, 1997                  $     11       $ 62,838      $   (171)          $ (1,083)    $ 61,595
                                          ========       ========      ========           ========     ========

5.  SPECIAL MANAGEMENT COMPENSATION

In June 1997, the Company incurred a special charge to operations of $2,630,000, resulting primarily from the issuance, concurrent with the initial public offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 is non-cash and the remainder represents cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance. This special charge after income taxes on a per share basis was $0.23 and $0.22 for the nine months and three months ended June 30, 1997, respectively.

6.  EXTRAORDINARY ITEM

During June 1997, the Company completed an initial public offering of its common stock and used a portion of the proceeds to repay substantially all of its outstanding indebtedness. In addition, concurrent with the Offering, a note purchase agreement which would have allowed the Company to borrow up to $10 million in subordinated indebtedness, terminated in accordance with its terms. In connection with the early retirement of certain indebtedness and the termination of the note purchase agreement, the Company realized an extraordinary charge of $385,000, net of taxes of $257,000, related to the write-off of unamortized debt issuance costs and discounts associated with this indebtedness. This extraordinary item on a per share basis was $0.06 and $0.05 for the nine months and three months ended June 30, 1997, respectively.

7.  SUBSEQUENT EVENT

In July 1997, the Company sold 675,000 of its common stock pursuant to the exercise of the underwriters' over-allotment option granted in connection with its initial public offering completed in June 1997. The $6.9 million of net proceeds are anticipated to be used by the Company for general working capital purposes.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        WATERLINK, INC. AND SUBSIDIARIES

OVERVIEW

         The Company is an international provider of integrated water purification and wastewater treatment solutions, principally to industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994 and has grown both internally and through numerous acquisitions.

         On June 27, 1997, the Company consummated its initial public offering of 4,500,000 shares of its common stock at a price of $11 per share, before the underwriters' discount and received approximately $43.0 million of net proceeds. These net proceeds were primarily used to pay the cash portion of the purchase prices of Bioclear and Lanco and to repay indebtedness of the Company. On July 16, 1997, the Company sold 675,000 shares of its common stock pursuant to the exercise of the underwriters' over-allotment option granted in connection with the initial public offering. The resulting $6.9 million of net proceeds are anticipated to be used by the Company for general working capital purposes.

         The Company's acquisitions have enabled it to build its technical capabilities and geographical presence. Through June 30, 1997, the Company completed the following eight acquisitions at the following effective dates:

         -   Sanborn Technologies                           March 31, 1995
         -   Great Lakes Environmental, Inc.                August 31, 1995
         -   Mass Transfer Systems, Inc.                    January 31, 1996
         -   Aero-Mod Incorporated                          April 26, 1996
         -   Waterlink Technologies, Inc.                   September 30, 1996
         -   Nordic Water Products Group                    March 5, 1997
         -   Bioclear Technology, Inc.                      June 27, 1997
         -   Lanco Environmental Products, Inc.             June 27, 1997

         As part of its strategic plan, the Company intends to continue an aggressive acquisition program. The Company's acquisition program targets businesses which provide the Company with complementary systems, equipment and services and broadens its customer and geographic base. The Company seeks companies which provide the potential for synergies with existing businesses. With respect to the acquisitions completed prior to fiscal 1997, the Company has begun to realize significant improvement in internal growth rates due to the opportunities to cross-sell systems, equipment and services and as a result of the increased financial, managerial and other resources provided by the Company to its acquired businesses. The Company expects that it will continue to benefit from such synergies as it more fully integrates the acquired businesses into its operations.

         The acquisitions were accounted for under the purchase method of accounting and are included in the results of operations for the period subsequent to the effective date of acquisition. Due to the timing and magnitude of these acquisitions, results of operations for the periods presented are not necessarily comparable or indicative of operating results for current or future periods.

         The majority of the Company's systems and equipment are custom designed and take a number of months to produce. Revenues from large contracts are recognized using the percentage of completion method of accounting in the proportion that costs bear to total estimated costs at completion. Revisions of estimated costs or potential contract losses, if any, are recognized in the period in which they are determined. Revenues from remaining systems and equipment sales are recognized when shipped.

         The Company has experienced quarterly fluctuations in operating results due to the contractual nature of its business and, to a lesser extent, weather conditions. As part of its strategic plan, the Company expects that in the future it may receive contracts that are significantly larger than those received by the Company historically. In addition, certain of such contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as receiving any necessary permits to commence the project. Therefore, the Company expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by the Company of revenues and profits therefrom. In addition, the Company has historically operated with a moderate backlog. However, as a result of its strategic plan, the Company anticipates that both the dollar volume and number of contracts in its backlog will increase significantly. As of July 21, 1997, the Company's backlog was approximately $30.0 million. Therefore, quarterly sales and operating results may be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on the Company's operating results in any particular quarter. Because of these factors, the Company believes that period-to-period comparisons of its operating results are not necessarily indicative of future performance.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                     Three Months Ended         Nine Months Ended
                                           June 30,                 June 30,
                                      1996        1997          1996         1997
                                      ----        -----         ----         ----
Net sales                            100.0%       100.0%       100.0%       100.0%
Cost of sales                         56.1         63.0         57.6         61.1
                                     -----        -----        -----        -----
Gross profit                          43.9         37.0         42.4         38.9
Selling, general and
  administrative expenses             40.8         31.5         37.3         30.7
Special management compensation         --         16.1           --          6.4
Amortization                           1.8          0.9          1.5          1.1
                                      ----        -----         ----         ----
Operating income (loss)                1.3        (11.5)         3.6          0.7

Other income (expense):
  Interest expense                    (5.9)        (3.3)        (4.9)        (2.8)
  Other - net                         (0.3)         0.0         (0.4)         0.2
                                      ----        -----         ----         ----
Loss before income taxes              (4.9)       (14.8)        (1.7)        (1.9)
Income taxes (benefit)                 0.0         (5.8)         0.0         (0.7)
                                      ----        -----         ----         ----
Loss before extraordinary item        (4.9)        (9.0)        (1.7)        (1.2)
Extraordinary item, net of tax          --         (2.4)          --         (0.9)
                                      ----        -----         ----         ----
Net loss                              (4.9)%      (11.4)%       (1.7)%       (2.1)%
                                     =====        =====        =====        =====


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Net Sales: Net sales for the three months ended June 30, 1997 were $16,316,000, an increase of $11,310,000 from the comparable prior period. The increase was primarily due to the acquisition of Mass Transfer Systems, Inc. ("Mass Transfer") on January 31, 1996, of Aero-Mod Incorporated ("Aero-Mod") on April 26, 1996, of Waterlink Technologies, Inc. on September 30, 1996, and of the Nordic Group on March 5, 1997. In addition, internal growth accounted for $2,812,000 of the increase, which represented an internal growth rate of 56.2%, primarily due to expansion in overseas markets and to the greater levels of resources provided by the Company to the businesses subsequent to the acquisitions. The Company measures internal growth by comparing each subsidiary's net sales from the months subsequent to their respective acquisition dates during the prior year to net sales from those same months in the current year.

Gross Profit: Gross profit for the three months ended June 30, 1997 was $6,040,000, an increase of $3,844,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions and internal growth. Gross margin was 37.0% for 1997 as compared to 43.9% for 1996. Gross margins have been impacted by the March 1997 acquisition of the Nordic Group which historically experiences lower margins as compared to other Waterlink companies.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended June 30, 1997 were $5,135,000, an increase of $3,092,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions. Selling, general and administrative expenses as a percentage of net sales was 31.5% as compared to 40.8% for the comparable prior period. This decrease primarily reflects the spreading of selling, general and administrative expenses over a larger revenue base.

Special Management Compensation: Special management compensation of $2,630,000 for the three months ended June 30, 1997 resulted primarily from the issuance, concurrent with the initial public offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 is non-cash and the remainder represents cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

Amortization: Amortization expense for the three months ended June 30, 1997 was $154,000, an increase of $64,000 from the comparable prior period. The increase was primarily due to the goodwill resulting from the aforementioned acquisitions.

Interest Expense: Interest expense for the three months ended June 30, 1997 was $544,000, an increase of $251,000 from the comparable prior period. This increase was primarily related to increased borrowings required to finance the aforementioned acquisitions.

Extraordinary Item: During the three months ended June 30, 1997, the Company recorded an extraordinary charge of $385,000, net of taxes of $257,000, related to the write-off of unamortized debt issuance costs associated with certain indebtedness retired with the net proceeds from, and discounts associated with a note purchase agreement terminated in connection with, its initial public offering.

Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30, 1996

Net Sales: Net sales for the nine months ended June 30, 1997 were $41,043,000, an increase of $27,794,000 from the comparable prior period. The increase was primarily due to the acquisition of Mass Transfer on January 31, 1996, of Aero-Mod on April 26, 1996, of Waterlink Technologies, Inc. on September 30, 1996, and of the Nordic Group on March 5, 1997. In addition, internal growth accounted for $5,461,000 of the increase, which represented an internal growth rate of 41.2%, primarily due to expansion in overseas markets and to the greater levels of resources provided by the Company to the businesses subsequent to the acquisitions.

Gross Profit: Gross profit for the nine months ended June 30, 1997 was $15,967,000, an increase of $10,349,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions and internal growth. Gross margin was 38.9% for 1997 as compared to 42.4% for 1996. Gross margins have been impacted by the March 1997 acquisition of the Nordic Group which historically experiences lower margins as compared to other Waterlink companies.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the nine months ended June 30, 1997 were $12,613,000, an increase of $7,673,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions. Selling, general and administrative expenses as a percentage of net sales was 30.7% as compared to 37.3% for the comparable prior period. This decrease primarily reflects the spreading of selling, general and administrative expenses over a larger revenue base.

Special Management Compensation: Special management compensation of $2,630,000 for the nine months ended June 30, 1997 resulted primarily from the issuance, concurrent with the initial public offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 is non-cash and the remainder represents cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

Amortization: Amortization expense for the nine months ended June 30, 1997 was $434,000, an increase of $227,000 from the comparable prior period. The increase was primarily due to the goodwill resulting from the aforementioned acquisitions.

Interest Expense: Interest expense for the nine months ended June 30, 1997 was $1,156,000, an increase of $508,000 from the comparable prior period. This increase was primarily related to increased borrowings required to finance the aforementioned acquisitions.

Extraordinary Item: During the nine months ended June 30, 1997, the Company recorded an extraordinary charge of $385,000, net of taxes of $257,000, related to the write-off of unamortized debt issuance costs associated with certain indebtedness retired with the net proceeds from, and discounts associated with a note purchase agreement terminated in connection with, its initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company's primary sources of liquidity have been (i) borrowings available under its New Credit Facility (as defined below) and prior credit facilities, (ii) net proceeds from the sale of the Company's common and preferred stock, and (iii) issuance of common stock and seller financing incurred in connection with the Company's completed acquisitions. Historically, the Company's primary uses of capital have been the funding of its acquisition program and working capital expansion. The Company does not currently anticipate making significant capital investments in plant and equipment due to its focus on partnering with vendors which manufacture most of the components used in the Company's systems and equipment.

         For the nine months ended June 30, 1997, net cash used by operating activities was $4,044,000, purchases of equipment totaled $476,000 and purchases of businesses, net of cash acquired, totaled $25,785,000. These cash outlays, financed primarily by long-term borrowings and the initial public offering, reflect the Company's continued acquisition program and expansion of existing operations.

          In June 1997, the Company recorded a special management compensation charge of $2,630,000 resulted primarily from the issuance, concurrent with the initial public offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 is non-cash and the remainder represents cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

         The net proceeds from the initial public offering were used primarily to pay the cash portion of the purchase prices of Bioclear and Lanco, and for the repayment of outstanding indebtedness. Such applications enabled the Company to reduce its leverage and will enable it to expand its product offerings, which together are anticipated to improve its financial flexibility and enhance the implementation of its strategic plan.

         The Company intends to continue pursuing attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company believes that through the end of fiscal 1998, (i) future cash flow from operations, (ii) net proceeds from the July 1997 exercise of the underwriters' over-allotment option, (iii) borrowings under its New Credit Facility and (iv) issuances of Common Stock and seller financing incurred in connection with future acquisitions will be sufficient to fund its working capital needs, additional acquisitions and additional contingent consideration related to acquisitions.

Acquisitions

         As part of its strategic plan, the Company has implemented an acquisition program, which has significantly impacted liquidity and capital resources. As of June 30, 1997, the Company has made eight acquisitions consisting of fifteen operating companies for an aggregate consideration of $57,457,000, comprised of $41,625,000 of cash, $6,718,000 of Common Stock, and
$9,114,000 of seller financing, including convertible debt.

         The Company may be required to make additional purchase consideration payments of up to $4,465,000, contingent upon the achievement of certain operating results through fiscal 2000. The payments that may be required in fiscal 1997, 1998, 1999 and 2000 are $800,000, $2,200,000, $733,000 and $732,000,
respectively. In connection with two of the Company's acquisitions, the Company also may be required to make other additional purchase consideration payments in the form of cash and Common Stock, in an amount equal to a fixed percentage of the excess of certain specified annual earnings targets through fiscal 2000. Since such additional purchase consideration payments, if any, are based on a fixed percentage of such excess amount, there is no maximum amount for such payments. Any such additional purchase consideration payments will be treated as additional goodwill for accounting purposes.

Credit Availability

         On February 19, 1997, the Company entered into a credit facility with Bank of America National Trust & Savings Association ("Credit Facility"). The Credit Facility provided the Company with a revolving line of credit of up to $8,000,000 and a term loan of $11,000,000. The term loan was used to acquire the Nordic Group and to refinance certain indebtedness in connection with the acquisition.

         In connection with the Credit Facility, two of the overseas subsidiaries of the Company entered into separate facilities of $2,200,000 and $3,800,000, respectively, for borrowings in local currencies. Each separate facility is guaranteed by the Company, with outstanding amounts that bear interest based on a designated London interbank offering rate plus a spread of 250 basis points.

         As additional consideration for the Credit Facility, the Company has granted the Bank, pursuant to a certain warrant agreement dated February 19, 1997, a warrant, expiring in 2002, to purchase 225,000 shares of Common Stock at a purchase price of $4.50 per share.

         On June 27, 1997, concurrent with the closing of its initial public offering, the Company terminated its Credit Facility and entered into a new $40,000,000 three year, secured, domestic revolving credit facility with Bank of America National Trust & Savings Association as agent. This facility permits the Company's overseas subsidiaries to incur up to $10,000,000 of additional unsecured indebtedness. In connection with entering into the domestic revolving credit facility, the existing separate facilities of the two overseas subsidiaries were amended to change availability from $2,200,000 and $3,800,000 to $4,000,000 and $3,000,000, respectively. The $40,000,000 domestic revolving credit facility and the existing $7,000,000 overseas facilities (the "New Credit Facility") will be utilized to fund operating activities of the Company as well as future acquisitions.

         Loans under the domestic revolving credit facility will bear interest at a designated variable base rate plus spreads ranging from 0 to 25 basis points depending on the ratio of total consolidated indebtedness to the Company's earnings before interest, taxes, depreciation and amortization. At the Company's option, the domestic revolving credit facility will bear interest based on a designated London interbank offering rate plus spreads ranging from 100 to 200 basis points. As of June 30, 1997, there were no outstanding loans under the New Credit Facility.

           The New Credit Facility restricts or prohibits the Company from many actions, including paying dividends and incurring or assuming other indebtedness or liens. The Company's obligations under the New Credit Facility are secured by liens on substantially all of the Company's domestic assets, including equipment, inventory, accounts receivable and general intangibles and pledge of most of the stock of the Company's subsidiaries. The Company has guaranteed the payment by its two overseas subsidiaries of their obligations under the overseas facilities. The two overseas subsidiaries have given a negative pledge of their assets in connection with the overseas facilities.

          In March 1997, the Company entered into a note purchase agreement (the "Note Purchase Agreement") pursuant to which the Company could issue, and several purchasers had committed to purchase, five year subordinated notes in the principal amount of up to $10,000,000 (the "1997 Notes"). The 1997 Notes were not drawn on by the Company and upon the consummation of the initial public offering the Note Purchase Agreement terminated in accordance with its terms.
In consideration of entering into the Note Purchase Agreement, parties agreeing to be purchasers of the 1997 Notes received 125,000 warrants to purchase shares of Common Stock at a purchase price of $4.50 per share.

Impact of Recently Issued Accounting Standards

         In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Company intends to account for stock options in accordance with APB Opinion No. 25. The disclosure requirements of SFAS No. 123, which are required if an entity elects to continue to use the accounting method in APB Opinion No. 25, will be adopted as required for the Company's fiscal 1997 financial statements.

         In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, SFAS No. 28 replaces the presentation of primary earnings per share ("EPS") under Accounting Principles Board Opinion No. 15 and related Interpretations, with the presentation of basic EPS (which primarily gives effect only to common shares actually outstanding) and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt SFAS No. 128 during the first quarter of fiscal 1998. The Company has not completed its evaluation of the potential impact of this new standard on EPS in future periods.

FORWARD LOOKING STATEMENTS

         This quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources. Statements contained herein which are not historical facts or which contain the words expect, believe or anticipate shall be deemed to be forward looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. While forward-looking statements are sometimes presented with numerical specificity, they are based on a variety of assumptions made by management regarding future circumstances over which the Company has little or no control. A number of important factors could cause the Company's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:
(i) changes in world economic conditions (including, but not limited to, the potential instability of governments and legal systems in countries in which the Company conducts business, and significant changes in currency valuation),
(ii) changes in customer demand as they affect sales and product mix (including, but not limited to, the effect of strikes at customers' facilities, variations in backlog and the impact of changes in industrial business cycles),
(iii) competitive factors (including, but not limited to, changes in market penetration and the introduction of new products by existing and new competitors), (iv) changes in operating costs (including, but not limited to, the effects of changes in the Company's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from different levels of customers demands; the effects of unplanned work stoppages; changes in cost of labor and benefits; and the cost and availability of raw materials and energy), (v) the success of the Company's operating plan (including, but not limited to, its ability to achieve the total planned benefits of its strategic plan, its ability to integrate acquisitions into Company operations, and the ability of recently acquired companies to meet satisfactory operating results), and (vi) unanticipated litigation, claims or assessments (including, but not limited to, claims or problems related to product warranty and environmental issues). The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities
------------------------------

         On April 3, 1997, the Company issued 25,000 shares of Common Stock to Mr. Rollin S. Reiter. Mr. Reiter is a director of the Company. Mr. Reiter paid $106,250 (or $4.25 per share) for these shares.

         On April 11, 1997, the Company issued 10,000 shares of Common Stock to Dr. Paul M. Sutton. Dr. Sutton is a director of the Company. Dr. Sutton paid $42,500 (or $4.25 per share) for these shares.

         On April 14, 1997, the Company issued 5,000 shares of Common Stock to Mr. John R. Miller. Mr. Miller is a director of the Company. Mr. Miller paid $21,250 (or $4.25 per share) for these shares.

         On June 24, 1997, the Company granted a ten year option to purchase 100,000 shares of Common Stock at a price of $0.10 per share to Mr. Theodore F. Savastano, in accordance with Mr. Savastano's existing exployment agreement. Mr. Savastano is a director and executive officer of the Company.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

                  (a)      Exhibits

                  3.1 Fifth Amended and Restated Certificate of Incorporation of the Company (including Certificate of Designation, Preferences and Rights of Series 1 Preferred Stock).

                  3.2      Amended and Restated By-Laws of the Company.

                  4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company dated as of May 23, 1997.

                  10.1 First Amendment, dated as of June 23, 1997, to the Company's Employee Stock Purchase Plan.

                  10.2 Credit Agreement, dated as of June 27, 1997, among the Company, Bank of America National Trust & Savings Association (successor by merger to Bank of America Illinois), as agent, and for other financial institutions party thereto.

                  10.3 First Amendment, dated as of June 27, 1997, to Credit Agreement, dated as of March 4, 1997, among Waterlink (Sweden) AB, the Company, as guarantor, and Bank of America National Trust & Savings Association, London Branch.

                  10.4 First Amendment, dated as of June 27, 1997, to Credit Agreement, dated as of March 4, 1997, among Waterlink (Germany) GmbH, the Company, as guarantor, and Bank of America National Trust & Savings Association, Frankfurt Branch.

                  11.1     Computation of earnings per share.

                  27.1 Financial Data Schedule as of and for the nine months ended June 30, 1997

                  (b)      Reports on Form 8-K

 Date              Item    Financial Statements
 ----              ----    --------------------
 June 27, 1997     #2      Unaudited Pro Forma Consolidated Financial
                           Data of Waterlink, Inc. and Subsidiaries (to the extent incorporated therein by reference).

                           Financial statements of Lanco Environmental
                           Products, Inc. (to the extent incorporated therein by reference).

                           Consolidated financial statements of Bioclear Technology, Inc. (to the extent incorporated therein by reference).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Waterlink, Inc.
                                  (Registrant)

                                  By: /s/ Chet S. Ross
                                     -----------------
                                      Chet S. Ross
                                      President and Chief Executive Officer

                                  By: /s/ Michael J. Vantusko
                                     ------------------------
                                      Michael J. Vantusko
                                      Chief Financial Officer

Dated:  August 12, 1997