Form 10-K405
period 1997-09-30
WATERLINK INC
filed 1997-12-03
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 1997

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From                 to

                         Commission file number 1-13041

                                WATERLINK, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    34-1788678
               ------------                                --------------
      (State or other jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)

    4100 HOLIDAY STREET N.W. SUITE 201
               CANTON, OHIO                                     44718
-------------------------------------------                    -------
 (Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code:  (330) 649-4000

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
        Common Stock, $.001 par value                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 31, 1997 the aggregate market value of the Company's voting Common Stock held by non-affiliates of the Company was approximately $127 million.

As of October 31, 1997 there were 11,906,326 shares of the registrant's Common Stock, $.001 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 1998 are deemed to be incorporated by reference in Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.   BUSINESS

GENERAL

       Waterlink, Inc. (the "Company") is an international provider of integrated water purification and wastewater treatment solutions, principally to industrial and municipal customers. The Company believes its expertise is in the analysis of a customer's water purification and wastewater treatment requirements and the customized application of the Company's systems, equipment and services to provide cost effective solutions. Waterlink was incorporated in Delaware on December 7, 1994 in order to participate in the consolidation of the highly fragmented water purification and wastewater treatment industry. The Company has begun executing this strategy through an acquisition program which targets businesses in four markets: industrial process water, industrial wastewater, municipal drinking water and municipal wastewater.

       From its incorporation in December 1994 until its first acquisition in March 1995, the Company focused on initial formation activities, attracting certain initial employees and pursuing its analysis of potential acquisition candidates. In March 1995, the Company acquired the assets of Sanborn, Inc. (doing business as Sanborn Technologies ("Sanborn Technologies")), being operated by the Company's subsidiary, SanTech Equipment, Inc. Sanborn Technologies is a designer and builder of industrial separation systems which are used by customers for environmental compliance, resource conservation and production processes. Later in fiscal 1995, the Company acquired Great Lakes Environmental, Inc. ("Great Lakes"), which enabled the Company to enter the industrial wastewater market. Great Lakes is a designer and builder of industrial wastewater pretreatment systems and custom high quality oil/water separation products.

       In fiscal 1996, Waterlink completed three acquisitions, comprised of the assets of Mass Transfer Systems, Inc. ("Mass Transfer"), the assets of Aero-Mod Incorporated and its affiliates ("Aero-Mod") and the capital stock of Water Equipment Technologies, Inc. (now known as Waterlink Technologies, Inc. ("Waterlink Technologies")). The acquisition of Mass Transfer provided access to additional technologies used primarily in the industrial wastewater market and, to a lesser extent, in the municipal wastewater market. Mass Transfer is a designer of customized jet aeration and mixing systems used to accelerate the biological digestion process through the introduction of oxygen in the treatment of wastewater. The acquisition of Aero-Mod expanded the Company's presence in the municipal wastewater market and presented cross-selling opportunities with Mass Transfer. Additionally, Aero-Mod expanded the Company's geographic presence and scope of operations through its customer base outside of the United States, especially in Latin America, and its contract operations business. Aero-Mod designs wastewater treatment plants, provides clarifiers, filters and dewatering equipment for the biological treatment of wastewater and biosolids and provides contract operation services. The acquisition of Waterlink Technologies enabled the Company to enter the industrial process water and municipal drinking water markets and increased the Company's presence in markets outside the United States. Waterlink Technologies is a designer and builder of water treatment filters and membrane separation systems, including reverse osmosis systems, and related treatment equipment.

       During fiscal 1997, Waterlink completed five acquisitions, comprised of the capital stock of the Nordic Water Products Group subsidiaries (the "Nordic Group"), Bioclear Technology, Inc. ("Bioclear"), Lanco Environmental Products, Inc. ("Lanco"), Mellegard V.A. Maskiner AB ("MEVA") and Hycor Corporation ("Hycor") . The Nordic Group provided the Company with numerous benefits including a distribution channel for its existing businesses into Europe; internationally recognized and accepted technologies and equipment used in both the municipal and industrial markets; and the Company's first substantial design/build operations, focused primarily in Europe. The Nordic Group manufactures continuous recirculating sand filters, inclined plate settlers and systems for nutrient removal, decanting centrifuges for dewatering biosolids and hydraulic surface and bottom scrapers. The Nordic Group also installs mechanical and electrical systems and designs and builds water purification and wastewater treatment plants in Europe. Bioclear provides the Company with access to sequential batch reactor technology, which expands its ability to treat industrial and municipal wastewater biologically. The Company believes that this technology presents various cross-selling opportunities, particularly with Aero-Mod, Mass Transfer, Waterlink Technologies and the Nordic Group. Additionally, Bioclear enhances the Company's design/build capabilities. Lanco expands the Company's product offerings in the industrial wastewater treatment market and is complementary with Great Lakes. Lanco fabricates small plate and frame filter presses for dewatering biosolids and inclined plate clarifiers for heavy metal removal. MEVA specializes in the design and installation of fine screens and related accessories for sewage treatment applications. Hycor designs and manufactures screening, dewatering and related residuals management equipment for liquid/solid separation in municipal wastewater and industrial wastewater and process applications. MEVA and Hycor extend the Company's product offerings and present various cross-selling opportunities with the Company's design/build operations.

       The Company has developed a strategic plan to:

       - Provide a full range of systems, equipment and services, whether independently or as part of a fully engineered water purification or wastewater treatment solution

       - Pursue growth through acquisitions that:

         -- increase its geographic diversity

         -- add complementary technologies, products and services

         -- broaden its customer base and industries served

         -- provide strategic, synergistic and corporate cultural fit

       - Integrate its operations and marketing strategies in order to maximize internal growth and increase profitability

       - Strengthen market share for its design/build operations outside the United States

       Primarily due to its acquisition program, the Company's pro forma net sales for fiscal 1997 totaled $111 million. In addition, the Company has begun to realize significant improvement in internal growth rates due to the opportunities to cross-sell systems, equipment and services and as a result of the increased financial, managerial and other resources provided by the Company to its acquired businesses. For example, subsidiaries selling wastewater treatment systems now have the ability to offer both aeration and mixing systems and subsidiaries selling water treatment systems can now offer wastewater treatment systems for the same projects. Additionally, the Company's design/build capabilities allow it to design systems that utilize a broad array of the Company's products and provide opportunities for its contract operation services. The Company also experiences cross-selling opportunities from a geographic and customer standpoint. For example, the Company believes that it should benefit from the recent acquisition of the Nordic Group both from the Nordic Group's ability to introduce the Company's existing systems, equipment and services into the European market and from the Company's ability to introduce the Nordic Group's systems, equipment and services into the Company's existing markets. Pro forma net sales of the businesses acquired by the Company to date grew 18.9% during fiscal 1997 compared to the prior year. When used herein, unless the context otherwise requires, the Company shall mean Waterlink, Inc. and its subsidiaries.

ACQUISITION STRATEGY

       In order to achieve its objective of becoming a leading international provider of integrated water purification and wastewater treatment solutions, the Company has pursued an aggressive acquisition-based growth program. In connection with this program, the Company targets acquisitions that will expand the Company's market share, broaden its customer and geographic base, provide the Company with new products, technologies and services (including those which generate recurring revenues), and enhance the Company's design/build capabilities. The Company seeks well-managed, established companies that provide a strategic fit, synergies with existing businesses and the potential for accelerated revenue and earnings growth. Assuming that a potential acquisition is complementary to, and synergistic with, the operation of the Company's existing subsidiaries, the candidate company is evaluated for cultural fit, which the Company considers to be critically important. The Company believes that its future success depends substantially upon collaboration and teamwork among its operating companies and therefore upon common operating philosophies.

       The Company believes that it is an attractive partner to potential acquirees because the Company can facilitate their continued growth through enhanced availability of working capital, surety credit, and borrowing capacity, as well as through introduction to new customers and markets. The Company also offers smaller acquisition candidates the ability to remain competitive by becoming part of a larger, more diversified organization. As customers frequently seek integrated water treatment solutions, companies with one or a few product lines are increasingly excluded from projects because they do not have the capability of meeting customers' requirements either from a product or financial standpoint. The Company offers acquisition candidates access to a developed international distribution system and significant management experience. Additionally, the Company's operating subsidiaries have cross-selling opportunities which enable them to be considerably more competitive, thereby increasing sales potential significantly. Finally, and of utmost importance to some candidates, it is the Company's philosophy generally to maintain an acquired company's culture and retain its management through appropriate incentives. The Company's decentralized operating strategy offers an environment in which initiative and entrepreneurial spirit can thrive.

       The Company believes that there is a substantial number of attractive acquisition candidates in the United States and abroad due to the highly fragmented nature of the overall industry. These candidates include water purification equipment and wastewater equipment manufacturers, design/build companies, point-of-use/point-of-entry equipment providers, contract operations companies, specialty chemical solution providers, small unit replacement part companies, and regional service companies.

       As consideration for future acquisitions the Company intends to continue to use various combinations of its common stock, par value $.001 per share ("Common Stock"), cash and notes. The consideration for each future acquisition will vary on a case-by-case basis depending on the financial interests of the Company and the historic operating results and future prospects of the business to be acquired. The Company will finance future acquisitions through funds provided by operations and by the Credit Facility (as defined herein) and from the proceeds of future equity and debt financing. The Company intends to register 5,000,000 shares of Common Stock under the Securities Act of 1933, as amended (the "Securities Act") during the first quarter of fiscal 1998 for use in connection with future acquisitions.

SYSTEMS, EQUIPMENT AND SERVICES

       The Company provides integrated water purification and wastewater treatment solutions, principally to its industrial customers for treatment of process water and wastewater and to its municipal customers for treatment of drinking water and wastewater. To this end, the Company provides a broad range of systems and equipment as well as design/build and operating capabilities.

       Systems and Equipment. The Company designs and engineers solutions for the water purification and wastewater treatment industry. The Company believes its expertise is in the analysis of a customer's water purification and wastewater treatment requirements and the application of the Company's systems, equipment and services to provide cost effective solutions. The Company's equipment can be provided to a customer either as a separate component or as part of a customized, fully engineered water purification or wastewater treatment system or subsystem. The Company generally does not make significant capital investments in plant and equipment, focusing instead on partnering with vendors which manufacture the components used in the Company's systems and equipment. The Company completes the final assembly of its systems and tests its systems prior to final delivery to the customer in order to maintain quality control. The Company manufactures equipment when its manufacturing process is determined to add a significant value to the final product.

       Design/Build Services. The Company's design/build services include prescribing water purification and wastewater treatment solutions, designing and engineering necessary facilities, arranging for construction when required and installing necessary equipment. The Company's strategy is to expand its presence in the design/build segment of the water purification and wastewater treatment industry, particularly in the small and medium sized municipal markets outside the United States. During the past five years, the Company has completed more than 50 design/build projects.

       The Company anticipates that it will expand its activities in this area due to the trend toward outsourcing in the industry. The Company uses many of its own products in its design/build operations as well as products manufactured by others where appropriate.

       Contract Operations. The Company operates water purification and wastewater treatment facilities for municipal customers under contract for varying time periods. The Company currently operates three small municipal wastewater treatment facilities in the United States and one in Chile. The Company's strategy is to leverage its design/build services to offer its contract operations capability as part of a total solution. The Company is becoming more involved in the operation and remote monitoring of water purification and wastewater treatment facilities for both its industrial and municipal customers.

       Replacement Parts, Repairs and Consumables. The Company manufactures and sells replacement parts and consumables, such as membranes, ion exchange resin and filter cartridges, manufactured both by the Company and other suppliers. This equipment is required to support water treatment systems. In addition, the Company performs maintenance and repair services on equipment manufactured by both the Company and others.

       The following table sets forth the Company's significant systems, equipment and services, identifying both the customer base and the type of treatment serviced. The Company is committed to expanding its range of systems, equipment and services and increasing its sales throughout its available markets. Management believes that companies with broad product and service offerings and wide distribution capabilities will be able to capitalize on the major trends that are affecting the water purification and wastewater treatment industry.

                                                          INDUSTRIAL               MUNICIPAL
                                                            MARKET                  MARKET
                                                      ------------------      -------------------
                                                      PROCESS      WASTE      DRINKING      WASTE
          SYSTEMS, EQUIPMENT AND SERVICES              WATER       WATER       WATER        WATER
---------------------------------------------------   -------      -----      --------      -----
Aeration systems                                                    X                        X
  Jet aeration
  Submerged mechanical mixers
Clarifiers                                             X            X           X            X
  ClarAtor(R)/Split ClarAtor(TM)
  Inclined parallel plate
Contract operations                                                 X           X            X
Cutting fluid recovery systems                         X
Design/build                                           X            X           X            X
Dewatering systems--biosolids                          X            X           X            X
  Decanting centrifuges
  DRAIMAD(TM) dewatering-bag systems
  MONOBELT(TM) filter presses
  Plate and frame filter presses
Filters                                                X            X           X            X
  Cartridge-replacement filters
  Continuous recirculating sand
  Rotary vacuum pre-coat
  Tertiary polishing
Ion exchange media                                     X                        X
  Media recharge
  Systems
Membrane separation systems                            X            X           X            X
  Desalination
  Reverse osmosis
Nutrient removal systems                                            X                        X
  Deni process
  Oxy process
  SEQUOX(TM) process
Oil/water separators                                   X
Sequential batch reactors (SBRs)                                    X                        X
Screens                                                X            X           X            X
Sludge scrapers and skimmers                           X            X           X            X

OPERATING STRATEGY

       The Company has adopted a decentralized approach to the operational management of its subsidiaries. While functions such as financial reporting, treasury, communications and risk management are centralized in the Company's corporate headquarters, local management is primarily responsible for the day-to-day operation of its business. The Company also provides its subsidiaries with financial resources, management expertise, customer and market access which would be unavailable to each subsidiary individually. With respect to acquisitions already completed, the Company has begun to realize significant improvement in internal growth rates due to the availability of capital and bonding capacity, and the opportunities to "cross-sell" products. As customers increasingly seek integrated solutions, the ability of each of the Company's subsidiaries to offer complementary equipment and services of other subsidiaries increases the competitiveness of each company. For example, subsidiaries selling wastewater treatment systems now have the ability to offer both aeration and mixing systems and subsidiaries selling water treatment systems can now offer wastewater treatment systems for the same projects. Additionally, the Company's design/build capabilities allow it to design systems that utilize a broad array of the Company's products and provide opportunities for its contract operation services. The Company also experiences cross-selling opportunities from a geographic and customer standpoint. For example, the Company believes that it should benefit from the recent acquisition of the Nordic Group both from the Nordic Group's ability to introduce the Company's existing systems, equipment and services into the European market and from the Company's ability to introduce the Nordic Group's systems, equipment and services into the Company's existing markets.

       A representative from each subsidiary, along with the Company's executive officers and other key employees, form the Company's operating committee, which meets on a frequent basis to facilitate the interchange of information and enhance cross-selling opportunities. As the Company's capabilities have grown, acquired subsidiaries within the Company have enjoyed growth opportunities far beyond those that exist for stand-alone companies concentrated in only one area of the industry.

SALES AND DISTRIBUTION

       The Company sells its systems, equipment and services primarily through approximately 60 direct sales personnel and approximately 250 independent sales organizations. To a lesser extent, the Company sells through water treatment distributors which take title to equipment for resale to the end-user. The Company seeks to have a single sales organization within a particular market in order to foster a close relationship with its sales representatives and present a cohesive image to the marketplace. The independent sales representatives typically will identify sales opportunities, and then work together as a team with the Company's direct sales force, which has greater technical and product knowledge, to complete the sale and service the customer. The Company's direct sales force generally plays a more primary role in sales of the Company's design/build solutions. The Company also sells through licensees, principally in the Asia-Pacific region as well as in Europe.

CUSTOMERS

       The Company markets its products and services to two primary categories of customers; industrial users which require water for their manufacturing processes and treat their wastewater, and municipal customers which produce drinking water and treat wastewater. The Company has a diverse customer base, with no customer representing 10% or more of the Company's fiscal 1997 pro forma net sales.

       The Company's industrial customers include many "Fortune 500" companies and their counterparts outside of the United States. Industries served include the pharmaceutical, electronic and microelectronic, pulp and paper, chemical, petrochemical, food, beverage, automotive and other heavy manufacturing industries. In fiscal 1997 approximately 55% of the Company's pro forma net sales were derived from industrial sales.

       The municipal market is highly competitive. Municipal markets in the United States, Canada and western Europe are more regulatory driven than municipal markets in other regions. The Company utilizes specialized distribution channels to service the municipal market and is skilled at participating in the municipal bidding process. The Company focuses its efforts on smaller municipal projects which the Company believes its product lines are best suited to serve. The Company believes that the municipal business is important to its overall success by virtue of its large market size. In fiscal 1997 approximately 45% of the Company's pro forma net sales were derived from municipal sales.

BACKLOG

       The Company had a backlog, consisting of written purchase orders received by the Company of $30.5 million as of September 30, 1997 as compared to $8.6 million as of September 30, 1996. The Company expects that virtually all of the backlog at the beginning of a fiscal year will be filled during that year. Backlog, and therefore sales, may vary from quarter to quarter as a result of large projects being booked during any quarter and varying project delivery schedules. In addition, the orders have varying delivery schedules and the Company's backlog as of any particular date may not be representative of actual net sales for any succeeding period.

PROCESS AND PRODUCT WARRANTY AND PERFORMANCE GUARANTEES

       Consistent with market practices, the Company generally offers a warranty on finished products for one year or in some cases 18 months from sale and 12 months from installation. The costs associated with warranty expense have not been material. In connection with providing certain products and design/build services to its customers, the Company is sometimes required to guarantee that the products or services will attain specified levels of quality or performance, based on a defined set of parameters. Should a product fail to perform according to a warranty, or should a project fail to attain the guaranteed level of quality, and should the Company be unable to effect a satisfactory replacement or cure within the prescribed period of time, the Company could incur financial penalties in the form of liquidated damages or could be required to remove and replace the equipment or repeat the service in order to meet the specifications. To date, the Company has not incurred any material payment or other obligations pursuant to such performance guarantees.

RAW MATERIAL AND SUPPLIES

       The raw materials and components used in the Company's products are commonly available commodities such as stainless steel, carbon steel, plastic, tubing, wiring, electrical components, pumps, valves, compressors, pressure vessels, oleophilic media, reverse osmosis membranes and sand. The Company's systems are fabricated from these materials and assembled together with products bought from other companies to form an integrated system. The Company is not dependent upon any single supplier, and if any supplier were to become unable to perform, the Company believes a substitute source could readily be found. The Company has generally been able to pass on price increases for raw materials and components to its customers. The Company is not a party to any material long-term fixed price supply contracts.

GOVERNMENT REGULATION

       Federal, state, local and foreign environmental laws and regulations necessitate substantial expenditures and compliance with water quality standards by generators of wastewater and wastewater by-products and impose liabilities on such entities for noncompliance. Environmental laws and regulations and their enforcement are, and will continue to be, a significant factor affecting the marketability of the solutions, systems and equipment provided by the Company.

       Many of the countries in which the Company operates or in which its customers are located, including the United States, Canada and countries in western Europe, Latin America, and the Asia-Pacific region, have adopted requirements that govern water quality, wastewater treatment, and wastewater by-products and the solutions, systems and equipment provided by the Company. These requirements and their enforcement vary by country, but in general establish water quality use and disposal standards, set wastewater effluent discharge limits, and prescribe standards for the protection of human health and safety and the environment. In each such country, the Company monitors the status and impact of local environmental regulation and enforcement as it relates to the marketability of the solutions, systems and equipment provided by the Company.

       Any changes in applicable environmental standards and requirements or their enforcement may affect the operations of the Company by imposing additional regulatory compliance costs on the Company's customers, requiring the modification of and/or affecting the market for the Company's solutions, systems and equipment. To the extent that demand for the Company's solutions, systems and equipment is created by the need to comply with such enhanced standards and requirements or their enforcement, any modification of the standards and requirements or their enforcement may reduce demand, thereby adversely affecting the Company's business prospects. Conversely, changes in applicable environmental laws imposing additional regulatory compliance standards and requirements or causing stricter enforcement of these laws or regulations could increase the demand for the Company's systems, equipment and services.

COMPETITION

       Despite an accelerating trend toward consolidation, the water purification and wastewater treatment industry remains fragmented and highly competitive due to the large number of competitors within each product area. The Company has a significant number of competitors, including a number of integrated suppliers and equipment manufacturers, some of which are larger and have greater resources than the Company. The Company believes that success in this market is based on the ability to offer appropriate technology, influence specifications, have strong distribution, maintain respect within the consulting and engineering community, finance and bond projects awarded, provide timely delivery, and maintain a reputation for service and parts support after the sale. Additionally, in the municipal arena, the ability to meet bid specifications and pricing are often primary considerations. The Company believes that its technologies and cost structures as well as its strong local presence in international markets enable it to compete effectively against these companies. The Company's primary competitors include United States Filter Corporation, Parkson Corporation, Alpha Laval and Humbolt KHD.

PATENTS, TRADEMARKS AND LICENSES

       The Company currently owns a number of United States and foreign patents, and registrations for United States service marks and trademarks. While each is of value, the Company generally does not consider any of them to be material to its business, although, as the Company has grown and its presence has been extended, its Waterlink(SM) mark has become more widely known and the goodwill associated with it has increased.

EMPLOYEES

       At October 31, 1997, the Company and its subsidiaries had approximately 400 employees at its various locations. None of the Company's employees in the United States are covered under collective bargaining agreements. The Company's hourly employees in Europe are covered by collective bargaining agreements. Management believes that the Company's relationship with its employees is good.

ITEM 2.   PROPERTIES

       The Company leases its corporate offices, consisting of approximately 6,000 square feet located in Canton, Ohio pursuant to a lease agreement dated July 9, 1996 and amended October 1, 1997. In addition, its subsidiaries lease facilities for office space and manufacturing in the United States in Clearwater, Sarasota, and West Palm Beach, Florida; Addison and Lake Bluff, Illinois; Manhattan, Kansas; Medway, Massachusetts; and Grand Rapids, Michigan; and outside the United States in Holstebro, Denmark; Ludlow, England; Vanda, Finland; Neuss-Grimlinghausen, Germany; and Frolunda, Kungsbacka and Nynashamn, Sweden; and own facilities for office space and manufacturing in Fall River, Massachusetts; Winnipeg, Manitoba, Canada; and Fjaras, Sweden. The expiration dates for these leases range from March 31, 1998 to March 31, 2011.

       The Company believes that each of its facilities is in good condition and will continue to remain suitable for its current purpose. The Company may add improvements to the properties listed above. The Company anticipates using its properties for purposes consistent with their present use. In the event any of the facilities becomes unavailable upon termination of the existing lease, the Company believes it would be able to find a suitable alternative facility without resulting in any significant adverse impact to the Company or its operations. In the opinion of management of the Company, the properties described above are adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS

       The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury or property damage incurred in connection with its operations. The Company is not a party to any material litigation. Management believes none of the litigation will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

       The Company's Common Stock has been listed on the New York Stock Exchange ("NYSE") under the symbol WLK since June 24, 1997. The following table sets forth the high and low composite sales prices as reported by the NYSE for the fiscal quarters indicated.

                                                                   HIGH          LOW
                                                                   ----          ---
      Fiscal Year ended September 30, 1997
        Third Quarter (from June 24, 1997)                         $13           $11
        Fourth Quarter                                              20 3/16       13

       The current quoted price of the Common Stock is listed daily in the Wall Street Journal in the NYSE section. The number of holders of record of the Company's Common Stock as of December 1, 1997 was approximately 70.

DIVIDENDS

       The Company has not declared or paid any cash dividends on its Common Stock. It is the Company's current intention to retain earnings to finance the expansion of its business. Any future dividends will be at the discretion of the Board of Directors after taking into account various factors, including, among others, the Company's financial condition, results of operations, cash flows from operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Delaware law, the restrictions imposed under the Credit Facility (as defined herein) and any restrictions that may be imposed by the Company's future credit facilities and other indebtedness. The Credit Facility prohibits its payment of dividends without the consent of the lender.

RECENT SALES OF UNREGISTERED SECURITIES

       During fiscal 1997, the Company made the following sales of its securities that were not registered under the Securities Act, in reliance on the exemption provided therefrom by Section 4(2) of the Securities Act. In each transaction, the Company did not engage any underwriter, broker or placement agent. In connection with each such transaction, the Company obtained appropriate investment representations supporting its reliance on such exemption from registration. In such transactions (other than in connection with the Waterlink Technologies acquisition), the Company obtained representations from the investors that each was an "accredited investor," as defined in Regulation D under the Securities Act. In such transactions, appropriate disclosure was provided to each investor to support the Company's reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

       On October 15, 1996, the Company issued 100,000 shares of the Common Stock to Lawrence M. Schmid on his conversion of a convertible subordinated promissory note in the principal amount of $400,000 at a conversion price of $4.00 per share of the Common Stock. The promissory note was issued to Schmid as part of the purchase price for the Company's acquisition of certain patents and related know-how owned by Schmid and acquired by the Company as part of its acquisition of Aero-Mod and Resi-Tech Inc.

       On January 6, 1997, the Company issued 350,000 shares and 150,000 shares of the Common Stock to Mark E. Neville and Frederick J. Siino, respectively, on their conversion of a convertible subordinated promissory note in the principal amount of $2,000,000 at a conversion price of $4.00 per share of the Common Stock. The promissory note was issued to Mass Transfer, and then distributed to Neville and Siino as shareholders of Mass Transfer, as part of the purchase price for the Company's acquisition of Mass Transfer.

       On February 19, 1997, the Company issued 25,000 shares of the Common Stock to Wheat First Securities, Inc., as Custodian for L. Dean Hertert, IRA. Mr. Hertert is a Vice President of the Company. Mr. Hertert paid $106,250 for these shares.

       On February 19, 1997, the Company granted Bank of America a warrant to purchase 225,000 shares of the Common Stock at a purchase price of $4.50 per share. The warrant was issued as additional consideration for the provision of the Company's credit facility with Bank of America.

       On February 28, 1997, the Company issued 111,788 shares of the Common Stock to the shareholders of Waterlink Technologies in payment of an adjustment to the purchase price paid by the Company for the issued and outstanding shares of Waterlink Technologies. The total dollar value of the 111,788 shares of Common Stock issued to the shareholders of Waterlink Technologies as purchase price adjustment was $475,099 (or $4.25 per share).

       On March 12, 1997, in connection with its potential issuance of subordinated notes in the principal amount of up to $10,000,000, the Company issued to the potential purchasers (Brantley Capital Corporation, IPP95, L.P., River Cities Capital Fund Limited Partnership, National City Capital Corporation and Environmental Opportunities Management Co., LLC) of the notes warrants to purchase 125,000 shares of the Common Stock. Each warrant entitles the holder to purchase one share of Common Stock at an initial purchase price per share of $4.50, as adjusted on the occurrence of certain events.

       On March 14, 1997, the Company issued 50,000 shares of the Common Stock to Michael J. Vantusko. Mr. Vantusko is Chief Financial Officer of the Company. Mr. Vantusko paid $212,500 (or $4.25 per share) for these shares.

       On April 3, 1997, the Company issued 25,000 shares of the Common Stock to Rollin S. Reiter. Mr. Reiter is a director of the Company. Mr. Reiter paid $106,250 (or $4.25 per share) for these shares.

       On April 11, 1997, the Company issued 10,000 shares of the Common Stock to Dr. Paul M. Sutton. Dr. Sutton is a director of the Company. Dr. Sutton paid $42,500 (or $4.25 per share) for these shares.

       On April 14, 1997, the Company issued 5,000 shares of the Common Stock to Mr. John R. Miller. Mr. Miller is a director of the Company. Mr. Miller paid $21,250 (or $4.25 per share) for these shares.

       On June 27, 1997, the Company issued 328,947 shares of the Common Stock to the four shareholders of Bioclear (David Romanow, Joe Romanow, Brian Topnik and Robert Jenkyns) as part of the purchase price for the Company's acquisition of all of the capital stock of Bioclear. The shares represented $5,000,000 (Canadian), valued at the initial public offering price of $11.00 per share.

       On September 12, 1997, the Company issued convertible promissory notes in the aggregate original principal amount of SEK 12,980,000 Swedish Kronor (approximately US $1,671,000) to the shareholders of MEVA (Krister Lundberg, Soren Andersson and Per Mellegard) as part of the purchase price for the Company's acquisition of all the capital stock of MEVA. The principal amount of the promissory notes is payable on September 12, 1999, with interest accruing at the rate of three percent per annum, payable quarterly. The promissory notes are convertible by their holders, at any time, into shares of Common Stock at an conversion price of $21.38 per share.

       On September 30, 1997, the Company issued 41,095 shares of the Common Stock to a shareholder of Hycor (Philip A. Thompson) as part of the purchase price for the Company's acquisition of all of the capital stock of Hycor. The shares represented $750,000, valued at $18.25, the closing price of the Common Stock on the NYSE on September 29, 1997, the day immediately preceding the acquisition. The Company also issued a promissory note in the aggregate original principal amount of $2,250,000 to Philip A. Thompson as part of the purchase price for such acquisition. The principal amount of the promissory note is payable on September 30, 1999, with interest accruing at the rate of 5.81% per annum, payable quarterly. The promissory note is convertible by its holder, at any time, into shares of Common Stock at an conversion price of $22.25 per share.

       During fiscal 1997, the Company issued shares of the Common Stock to employees of the Company upon the exercise of stock options granted to them under the 1995 Stock Option Plan: (i) on January 3, 1997, Nancy A. Hamerly purchased 15,000 shares of the Common Stock for an aggregate purchase price of $1,500 (or $.10 per share), (ii) on March 10, 1997 Donald A. Weidig purchased 2,500 shares of Common Stock for an aggregate purchase price of $250 (or $.10 per share), (iii) on March 31, 1997, Nancy A. Hamerly purchased 10,000 shares of the Common Stock for an aggregate purchase price of $40,000 (or $4.00 per share) and (iv) on June 1, 1997, Chet S. Ross purchased 45,000 shares of Common Stock for an aggregate purchase price of $4,500 (or $.10 per share).

USE OF PROCEEDS

       On June 27, 1997, pursuant to its registration statement on Form S-1 (Commission File No. 333-25249, declared effective on June 24, 1997), the Company consummated its initial public offering of 4,500,000 shares of its Common Stock at a price of $11 per share, before the underwriters' discount, and received approximately $43.0 million of net proceeds. On July 16, 1997, the Company sold 675,000 shares of its Common Stock pursuant to the exercise of the underwriters' over-allotment option granted in connection with the initial public offering, and received approximately $6.9 million of net proceeds. These net proceeds from the initial public offering were primarily used to pay the cash portion of the purchase prices of Bioclear, Lanco and MEVA, to repay indebtedness of the Company and for general working capital purposes. All shares of common stock offered were sold on June 27, 1997 (except the 675,000 shares offered pursuant to the underwriters' over-allotment option, all of which were sold on July 16, 1997). The managing underwriters for the initial public offering were Smith Barney Inc., Oppenheimer & Co., Inc. and Sanders Morris Mundy Inc. The Company registered 5,175,000 shares of its common stock, with an aggregate offering price, before commissions and expenses, of $56,925,000. There were no selling shareholders. Expenses incurred by the Company in connection with the offering totaled $6,984,750, comprised of $3,984,750 for underwriting discounts and commissions and $3,000,000 for other expenses. Of the net proceeds (including the underwriters' over-allotment), $21,855,000 was used to pay the cash portion of the acquisition of Bioclear, of Lanco and of MEVA, $25,644,000 was used to repay indebtedness and $2,441,250 was used for general working capital purposes. None of the payments of expenses or of the net proceeds were direct or indirect payments to directors, officers, general partners of the Company or their associates; or to persons owning 10 percent or more of any class of equity security of the Company; or to affiliates of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

       The following table sets forth selected consolidated financial data of the Company since its incorporation on December 7, 1994. The financial data presented for and as of the end of fiscal 1995, fiscal 1996 and fiscal 1997 were derived from the audited consolidated financial statements of the Company. The financial data includes the operating results of each acquired business from the date of acquisition in accordance with the purchase method of accounting. The dates of each acquisition included in the operating results are shown below:

      -  Sanborn Technologies                 March 31, 1995
      -  Great Lakes                          August 31, 1995
      -  Mass Transfer                        January 31, 1996
      -  Aero-Mod                             April 26, 1996
      -  Waterlink Technologies               September 30, 1996
      -  Nordic Group                         March 5, 1997
      -  Bioclear                             June 27, 1997
      -  Lanco                                June 27, 1997
      -  MEVA                                 September 12, 1997
      -  Hycor                                September 30, 1997

       The data presented below should be read in conjunction with the financial information appearing elsewhere herein.

                                                        FISCAL         FISCAL         FISCAL
                                                         1997           1996           1995
                                                        -------        -------        ------
                                                          (in thousands, except per share
                                                                       data)
STATEMENT OF OPERATIONS DATA:
  Net sales                                             $64,699        $19,801        $2,684
  Cost of sales                                          40,390         11,233         1,857
                                                        -------        -------        ------
  Gross profit                                           24,309          8,568           827
  Selling, general and administrative expenses           18,683          7,029         1,178
  Special management compensation (1)                     2,630             --            --
  Amortization                                              751            307            15
                                                        -------        -------        ------
  Operating income (loss)                                 2,245          1,232          (366)
  Other income (expense):
     Interest expense                                    (1,281)          (877)         (144)
     Interest income and other items-net                    263            (44)           33
                                                        -------        -------        ------
  Income (loss) before income taxes                       1,227            311          (477)
  Income taxes                                              470              5            35
                                                        -------        -------        ------
  Income (loss) before extraordinary item                   757            306          (512)
  Extraordinary item, net of taxes (2)                     (385)            --            --
                                                        -------        -------        ------
  Net income (loss)                                     $   372        $   306        $ (512)
                                                        =======        =======        ======
  Net income (loss) per common share:
     Income (loss) before extraordinary item            $  0.09        $  0.05        $(0.11)
     Extraordinary item                                   (0.05)            --            --
                                                        -------        -------        ------
                                                        $  0.04        $  0.05        $(0.11)
                                                        =======        =======        ======
  Weighted average common and equivalent shares           8,337          6,428         4,534
                                                        =======        =======        ======

                                                                    SEPTEMBER 30,
                                                          ----------------------------------
                                                            1997         1996         1995
                                                          --------      -------      -------
BALANCE SHEET DATA:
  Working capital                                         $ 19,430      $ 3,438      $ 2,064
  Total assets                                             115,860       28,991       10,819
  Total debt                                                18,961       12,145        6,039
  Redeemable preferred stock                                    --        8,500        3,900
  Shareholders' equity (deficit)                            70,873        2,407          (11)

---------------

(1) In June 1997, the Company incurred a special charge to operations of $2,630,000 resulting primarily from the issuance, concurrent with the initial public offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 is non-cash and the remainder represents cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance. This special charge after income taxes on a per share basis was $0.20 for the year ended September 30, 1997.

(2) The Company used a portion of the proceeds from its initial public offering to repay substantially all of its outstanding indebtedness. In addition, concurrent with the offering the Company canceled a note purchase agreement. In connection with the early retirement of certain indebtedness and the cancellation of the note purchase agreement, the Company realized an extraordinary charge of $385,000, net of taxes of $257,000, related to the write-off of unamortized debt issuance costs and discounts associated with this indebtedness. This extraordinary item on a per share basis was $0.05 for the year ended September 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The Company is an international provider of integrated water purification and wastewater treatment solutions, principally to industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994 and has grown through numerous acquisitions.

       On June 27, 1997, the Company consummated its initial public offering of 4,500,000 shares of its common stock at a price of $11 per share, before the underwriters' discount, and received approximately $43.0 million of net proceeds. On July 16, 1997, the Company sold 675,000 shares of its common stock pursuant to the exercise of the underwriters' over-allotment option granted in connection with the initial public offering, and received approximately $6.9 million. These net proceeds from the initial public offering were primarily used to pay the cash portion of the purchase prices of Bioclear, Lanco and MEVA, to repay indebtedness of the Company and for general working capital purposes.

       The Company's acquisitions have enabled it to build its technical capabilities and geographical presence. Through September 30, 1997, the Company completed the following ten acquisitions at the following effective dates:

      -  Sanborn Technologies                 March 31, 1995
      -  Great Lakes                          August 31, 1995
      -  Mass Transfer                        January 31, 1996
      -  Aero-Mod                             April 26, 1996
      -  Waterlink Technologies               September 30, 1996
      -  Nordic Group                         March 5, 1997
      -  Bioclear                             June 27, 1997
      -  Lanco                                June 27, 1997
      -  MEVA                                 September 12, 1997
      -  Hycor                                September 30, 1997

       As part of its strategic plan, the Company intends to continue an aggressive acquisition program. The Company's acquisition program has targeted businesses which have provided the Company with complementary systems, equipment and services and broadened its customer and geographic base. The Company has sought companies which provide the potential for synergies with existing businesses. With respect to the acquisitions completed prior to fiscal 1997, the Company has begun to realize significant improvement in internal growth rates due to the opportunities to cross-sell systems, equipment and services and as a result of the increased financial, managerial and other resources provided by the Company to its acquired businesses. The Company expects that it will continue to benefit from such synergies as it more fully integrates the acquired businesses into its operations.

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

       The Company has in the past experienced quarterly fluctuations in operating results due to the contractual nature of its business and, to a lesser extent, weather conditions. As part of its strategic plan, the Company expects that in the future it may receive contracts that are significantly larger than those received by the Company historically. In addition, certain of such contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as receiving any necessary permits to commence the project. Therefore, the Company expects that its future operating results could fluctuate significantly, especially on a quarterly basis. The recognition by the Company of revenues and profits therefrom can fluctuate due to the timing of the awarding of such contracts and the ability to fund project costs. In addition, the Company has historically operated with a moderate backlog. However, as a result of its strategic plan, the Company anticipates that both the dollar volume and number of contracts in its backlog will increase significantly. As of September 30, 1997, the Company's backlog was approximately $30.5 million. Therefore, quarterly sales and operating results may be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on the Company's operating results in any particular quarter. Because of these factors, the Company believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                            FISCAL      FISCAL      FISCAL
                                                             1997        1996        1995
                                                            ------      ------      ------
      Net sales..........................................    100.0%      100.0%      100.0%
      Cost of sales......................................     62.4        56.7        69.2
                                                             -----       -----       -----
      Gross profit.......................................     37.6        43.3        30.8
      Selling, general and administrative expenses.......     28.9        35.5        43.9
      Special management compensation....................      4.1          --          --
      Amortization.......................................      1.1         1.6         0.5
                                                             -----       -----       -----
      Operating income (loss)............................      3.5         6.2       (13.6)
      Other income (expense):
        Interest expense.................................     (2.0)       (4.4)       (5.4)
        Interest income and other items -- net...........      0.4        (0.2)        1.2
                                                             -----       -----       -----
      Income (loss) before income taxes..................      1.9         1.6       (17.8)
      Income taxes.......................................      0.7         0.1         1.3
                                                             -----       -----       -----
      Income (loss) before extraordinary item............      1.2         1.5       (19.1)
      Extraordinary item, net of tax.....................      0.6          --          --
                                                             -----       -----       -----
      Net income (loss)..................................      0.6%        1.5%      (19.1)%
                                                             =====       =====       =====

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

       Net Sales. Net sales for the year ended September 30, 1997 were $64,699,000, an increase of $44,898,000 from the prior year. The increase was primarily due to the acquisition of Mass Transfer on January 31, 1996, Aero- Mod on April 26, 1996, Waterlink Technologies, Inc. on September 30, 1996, the Nordic Group on March 5, 1997, Bioclear and Lanco on June 27, 1997 and MEVA on September 12, 1997. In addition, internal growth accounted for $6,830,000 of the increase, which represented an internal growth rate of 34.5%, primarily due to expansion in overseas markets and to the greater levels of resources provided by the Company to the businesses subsequent to the acquisitions. The Company measures internal growth by comparing each subsidiary's net sales from the months subsequent to their respective acquisition dates during the prior year to those same months in the current year.

       Gross Profit. Gross profit for the year ended September 30, 1997 was $24,309,000, an increase of $15,741,000 from the prior year. The increase was primarily due to the aforementioned acquisitions and internal growth. Gross margin was 37.6% for 1997 as compared to 43.3% for 1996. Gross margins have been impacted by the March 1997 acquisition of the Nordic Group which historically experiences lower margins as compared to other Waterlink companies, as well as by a large, lower-margin, design-build project in Germany that is near completion at the end of the fiscal year.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 1997 were $18,683,000, an increase of $11,654,000 from the prior year. The increase was primarily due to the aforementioned acquisitions. Selling, general and administrative expenses as a percentage of net sales was 28.9% for 1997 as compared to 35.5% for 1996. This decrease primarily reflects the spreading of selling, general and administrative expenses over a larger revenue base.

       Special Management Compensation. Special management compensation of $2,630,000 for the year ended September 30, 1997 resulted primarily from the issuance, concurrent with the initial public offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 is non-cash and the remainder represents cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

       Amortization. Amortization expense for the year ended September 30, 1997 was $751,000, an increase of $444,000 from the prior year. The increase was primarily due to the goodwill resulting from the aforementioned acquisitions.

       Interest Expense. Interest expense for the year ended September 30, 1997 was $1,281,000, an increase of $404,000 from the prior year. This increase was primarily related to increased borrowings required to finance the aforementioned acquisitions.

       Extraordinary Item. During the year ended September 30, 1997, the Company recorded an extraordinary charge of $385,000, net of taxes of $257,000, related to the write-off of unamortized debt issuance costs associated with certain indebtedness retired with the net proceeds from, and discounts associated with a note purchase agreement terminated in connection with, its initial public offering.

Year Ended September 30, 1996 Compared to Fiscal Period Ended September 30, 1995

       Net Sales. Net sales for 1996 were $19,801,000, an increase of $17,117,000 from the prior period. Substantially all of the increase was attributable to the timing of the acquisition of Great Lakes in fiscal 1995 and, Mass Transfer and Aero-Mod in fiscal 1996.

       Gross Profit. Gross profit for 1996 was $8,568,000, an increase of $7,741,000 from the prior period. The increase was primarily due to the timing of the aforementioned acquisitions. Gross margin was 43.3% for 1996 as compared to 30.8% in 1995. Sanborn Technologies, which comprised the majority of 1995 net sales, has historically experienced a lower gross margin that the Company's other operating subsidiaries owned during 1996.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1996 were $7,029,000, an increase of $5,851,000 from the prior period. The increase was primarily due to the timing of the aforementioned acquisitions. Selling, general and administrative expenses as a percentage of net sales was 35.5% for 1996 as compared to 43.9% for 1995. This decrease primarily reflects the spreading of selling, general and administrative expenses over a larger revenue base.

       Amortization. Amortization expense for 1996 was $307,000, an increase of $292,000 from the prior period. The increase was primarily due to the goodwill resulting from the aforementioned acquisitions.

       Interest Expense. Interest expense for 1996 was $877,000, an increase of $733,000 from the prior period. This increase primarily related to increased borrowings required to consummate the aforementioned acquisitions and fund working capital expansion.

LIQUIDITY AND CAPITAL RESOURCES

       Since its inception, the Company's primary sources of liquidity have been
(i) borrowings available under its Credit Facility (as defined below) and prior credit facilities, (ii) net proceeds from the sale of the Company's common and preferred stock, and (iii) issuance of common stock and seller financing incurred in connection with the Company's completed acquisitions. Historically, the Company's primary uses of capital have been the funding of its acquisition program and working capital expansion. The Company does not currently anticipate making significant capital investments in plant and equipment due to its focus on partnering with vendors which manufacture most of the components used in the Company's systems and equipment.

       For the year ended September 30, 1997, net cash used by operating activities was $6,708,000, purchases of equipment totaled $1,072,000 and cash outlays for the purchases of businesses, net of cash acquired, totaled $42,597,000. These cash outlays, financed primarily by long-term borrowings and the initial public offering, reflect the Company's continued acquisition program and expansion of existing operations.

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

       The net proceeds from the initial public offering were used primarily to pay the cash portion of the purchase prices of Bioclear, Lanco and MEVA, and for the repayment of outstanding indebtedness and for general working capital purposes. Such applications enabled the Company to reduce its leverage and will enable it to expand its product offerings, which together are anticipated to improve its financial flexibility and enhance the implementation of its strategic plan.

       The Company intends to continue pursuing attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company believes that through the end of fiscal 1998, (i) future cash flow from operations, (ii) borrowings under its Credit Facility and (iii) issuances of Common Stock and seller financing incurred in connection with future acquisitions will be sufficient to fund its working capital needs, additional acquisitions and additional contingent consideration related to acquisitions.

       Acquisitions. As part of its strategic plan, the Company has implemented an acquisition program, which has significantly impacted liquidity and capital resources. As of September 30, 1997, the Company has made ten acquisitions for an aggregate consideration of $81,837,000, comprised of $59,026,000 of cash, $7,468,000 of Common Stock, and $15,343,000 of seller financing and assumed debt, including convertible debt. Of the $15,343,000 of seller financing and assumed debt, $6,765,000 was outstanding at September 30, 1997.

       The Company may be required to make additional purchase consideration payments of up to $6,545,000, contingent upon the achievement of certain operating results through fiscal 2000. The payments that may be required in fiscal 1998, 1999 and 2000 are $4,100,000, $1,713,000 and $732,000,
respectively. In connection with two of the Company's acquisitions, the Company also may be required to make other additional purchase consideration payments in the form of cash and Common Stock, in an amount equal to a fixed percentage of the excess of certain specified annual earnings targets through fiscal 2000. Since such additional purchase consideration payments, if any, are based on a fixed percentage of such excess amount, there is no maximum amount for such payments. Any such additional purchase consideration payments will be treated as additional goodwill for accounting purposes. As of September 30, 1997, additional purchase consideration payments of $1,760,000 is accrued on the Company's balance sheet and is expected to be paid before March 31, 1998.

       Credit Availability. On February 19, 1997, the Company entered into a credit facility with Bank of America National Trust & Savings Association. This credit facility provided the Company with a revolving line of credit of up to $8,000,000 and a term loan of $11,000,000. The term loan was used to acquire the Nordic Group and to refinance certain indebtedness in connection with the acquisition.

       In connection with this credit facility, two of the overseas subsidiaries of the Company had separate facilities of $2,200,000 and $3,800,000, respectively, for borrowings in local currencies. Each separate facility is guaranteed by the Company, with outstanding amounts that bear interest based on a designated London interbank offering rate plus a spread of 250 basis points.

       As additional consideration for this credit facility, the Company granted the bank, pursuant to a certain warrant agreement dated February 19, 1997, a warrant, expiring in 2002, to purchase 225,000 shares of Common Stock at a purchase price of $4.50 per share.

       On June 27, 1997, concurrent with the closing of its initial public offering, the Company terminated this credit facility and entered into a new $40,000,000 three year, secured, domestic, revolving credit facility with Bank of America National Trust & Savings Association as agent. In connection with the domestic revolving credit facility, the separate facilities of the two overseas subsidiaries were amended to change availability to $4,000,000 and $3,000,000, respectively. The $40,000,000 domestic revolving credit facility and the $7,000,000 overseas facilities (the "Credit Facility") will be utilized to fund operating activities of the Company as well as future acquisitions.

       Loans under the Credit Facility will bear interest at a designated variable base rate plus spreads ranging from 0 to 25 basis points depending on the ratio of total consolidated indebtedness to the Company's earnings before interest, taxes, depreciation and amortization. At the Company's option, the domestic revolving credit facility will bear interest based on a designated London interbank offering rate plus spreads ranging from 100 to 200 basis points. At September 30, 1997, approximately $32,404,000 was available under the Credit Facility.

       The Credit Facility restricts or prohibits the Company from many actions, including paying dividends and incurring or assuming other indebtedness or liens. The Company's obligations under the Credit Facility are secured by liens on substantially all of the Company's domestic assets, including equipment, inventory, accounts receivable and general intangibles and pledge of most of the stock of the Company's subsidiaries. The Company has guaranteed the payment by its two overseas subsidiaries of their obligations under the overseas facilities. The two overseas subsidiaries have given a negative pledge of their assets in connection with the overseas facilities.

       In September 1997 the Company entered into a $3,000,000 credit facility ("Canadian Line of Credit") with Royal Bank of Canada, a participant in the Credit Agreement above, to fund Canadian working capital requirements including bankers acceptances and letters of credit. Interest rates are negotiated on an individual borrowing basis and are related to the Royal Bank of Canada's prime rate.

Borrowings are payable upon demand and are guaranteed by Bioclear. At September 30, 1997, approximately $802,000 was available under the Canadian Line of Credit.

       In March 1997, the Company entered into a note purchase agreement pursuant to which the Company could issue, and several purchasers had committed to purchase, five year subordinated notes in the principal amount of up to $10,000,000. The notes were not drawn on by the Company and upon the consummation of the initial public offering the note purchase agreement was terminated in accordance with its terms. In consideration of entering into the note purchase agreement, parties agreeing to be purchasers of the notes received 125,000 warrants to purchase shares of Common Stock at a purchase price of $4.50 per share.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, and SFAS No. 129, Disclosure of Information about Capital Structure. The Company is required to adopt both standards during the first quarter of fiscal 1998. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) under Accounting Principle Board Opinion No. 15 and related Interpretations, with the presentation of basic EPS (which primarily gives effect only to common shares actually outstanding) and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Under SFAS No. 128, the Company's 1997 basic and diluted EPS would be $.08 per share and $.04 per share, respectively. SFAS No. 129's primary focus is to expand the number of entities subject to certain capital structure disclosure requirements, particularly nonpublic entities, and accordingly, will not have a significant impact on the Company's disclosures.

       In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way public companies report segment information in annual financial statements. The statement also requires public companies to report selected segment information in interim financial reports to shareholders. The statement is effective for the Company in fiscal 1999 and restatement of comparative information for earlier years is required in the initial year of adoption. Management does not expect the adoption of SFAS No. 131 to have a material impact on the Company's financial statement disclosures.

FORWARD-LOOKING STATEMENTS

       With the exception of historical information, the matters discussed herein may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which the Company has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause the Company's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in world economic conditions (including, but not limited to, the potential instability of governments and legal systems in countries in which the Company conducts business, and significant changes in currency valuations), (ii) changes in customer demand as they affect sales and product mix (including, but not limited to, the effect of strikes at customers' facilities, variations in backlog and the impact of changes in industrial business cycles), (iii) competitive factors (including, but not limited to, changes in market penetration and the introduction of new products by existing and new competitors), (iv) changes in operating costs (including, but not limited to, the effect of changes in the Company's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from different levels of customers demands; the effects of unplanned work stoppages; changes in cost of labor and benefits; and the cost and availability of raw materials and energy), (v) the success of the Company's operating plan (including, but not limited to, its ability to achieve the total planned benefits of its strategic plan, its ability to find and integrate acquisitions into Company operations, and the ability of recently acquired companies to meet satisfactory operating results), and (vi) unanticipated litigation, claims or assessments (including, but not limited to, claims or problems related to product warranty and environmental issues).

       Potential Fluctuations in Quarterly Results of Operations. The Company has in the past experienced quarterly fluctuations in operating results due to the contractual nature of its business and, to a lesser extent, weather conditions. As part of its strategic plan, the Company expects that in the future it may receive contracts that are significantly larger than those received by the Company historically. In addition, certain of such contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as receiving any necessary permits. Therefore, the Company expects that its future operating results could fluctuate significantly, especially on a quarterly basis. The recognition by the Company of revenues and profits therefrom can fluctuate due to the timing of the awarding of such contracts and the ability to fund project cost. In addition, the Company has historically operated with a moderate backlog. As a result, quarterly sales and operating results depend in part on the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on the Company's operating results in any particular period. Accordingly, the Company believes that period-to-period comparisons of its operating results may not be necessarily indicative of future performance. As a result, the Company's operating results and stock price could prove to be volatile, particularly on a quarterly basis.

       Limited Combined Operating History; Risks of Integration. Waterlink has grown by completing ten acquisitions consisting of seventeen operating companies. The success of the Company will depend, in part, on the Company's ability to integrate the operations of these businesses and other companies it acquires, including centralizing certain functions to achieve cost savings and developing programs and processes that will promote cooperation and the sharing of opportunities and resources among its businesses. A number of the businesses offer different services, utilize different capabilities and technologies, target different markets and customer segments and utilize different methods of distribution and sales representatives. While the Company believes that there are substantial opportunities in integrating the businesses, these differences increase the difficulty in successfully completing such integration. In addition, there can be no assurance that such cross selling opportunities will develop or that the operating results of the Company will match or exceed the combined individual operating results achieved by the businesses prior to their respective acquisition.

       Waterlink's management group has been assembled only relatively recently. There can be no assurance that the management group will be able to oversee the combined entity and implement the Company's operating or growth strategies effectively. Further, to the extent that the Company is able to implement its acquisition strategy, the resulting growth of the Company will place significant demands on management and on the Company's internal controls. There can be no assurance that the management group will effectively be able to direct the Company through a period of significant growth.

       Further, there can be no assurance that the Company's strategy to become a leading international provider of integrated water purification and wastewater treatment solutions will be successful, or that the Company's targeted client segments will accept the Company as a provider of such solutions.

       Dependence on Acquisitions for Growth. A part of the Company's strategic plan is to grow by acquiring existing businesses. This acquisition strategy involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates, including adverse short-term effects on the Company's reported operating results, diversion of management's attention, dependence on retaining, hiring and training key personnel, and risks associated with unanticipated problems or latent liabilities. Although the Company generally has been successful in acquiring companies it has pursued, there can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired by the Company will be integrated successfully into the Company's operations and prove profitable. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates may be bid up to higher levels and there can be no assurance that businesses acquired in the future will achieve sales and profitability that justify the investment therein.

       Need for Additional Acquisition Financing. The Company currently intends to use a combination of shares of its Common Stock, cash, and debt obligations in making future acquisitions. The extent to which the Company will be able or willing to use the Common Stock for this purpose will depend on its market value from time to time and the willingness of potential sellers of acquisition targets to accept it as full or partial payment. To the extent the Company is unable to use the Common Stock to make future acquisitions, its ability to grow may be limited by the extent to which it is able to raise capital for this purpose, as well as to expand existing operations, through debt or additional equity financing. The Company has approximately $33.2 million in the aggregate available to it, subject to certain requirements, under the Credit Facility and the Canadian Line of Credit, to be used for acquisitions, working capital and other corporate purposes. No assurance can be given the Company will be able to obtain the capital it would need to finance a successful acquisition program and its other cash needs.

       Operations Outside the United States. A substantial proportion of the Company's systems, equipment and services are sold in western Europe, Latin America and other regions outside the United States and a number of the Company's subsidiaries operate outside of the United States. On an annualized pro forma basis, the Company's net sales outside the United States were approximately 58% of its pro forma fiscal 1997 net sales. Such sales pose certain risks associated with doing business in foreign countries, resulting from certain political, economic and other uncertainties, including, among others, risks of war, expropriation or nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, overlap of different tax structures, and the general hazards associated with the assertion of sovereignty over certain areas in which operations are conducted. Additionally, various jurisdictions have laws limiting the right and ability of subsidiaries and joint ventures to pay dividends and remit earnings to affiliated companies, unless specified conditions are satisfied.

       Certain aspects of the Company's operations are subject to governmental regulations in the countries in which the Company operates, including those relating to currency conversion and repatriation, taxation of its earnings and earnings of its personnel, and its use of local employees and suppliers. The Company's operations are also subject to the risk of changes in laws and policies in the various jurisdictions in which the Company operates which may impose restrictions on the Company, including trade restrictions, that could have a material adverse effect on the Company's business, financial condition and results of operations. Other types of government regulation which could, if enacted or implemented, materially and adversely affect the Company's operations include expropriation or nationalization decrees, confiscatory tax systems, primary or secondary boycotts directed at specific countries or companies, embargoes and import restrictions or other trade barriers. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new laws, new regulations, changes in or new interpretations of existing laws or regulations or other consequences of doing business outside the United States.

       Foreign Currency Risks. Because the Company's functional currency is the United States dollar, its operations outside the United States sometime face the additional risks of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. The Company has operations outside the United States and is hedged, to some extent, from foreign exchange risks because of its ability to purchase, manufacture and sell in the local currency of those jurisdictions. In addition, the Company does enter into foreign currency contracts under certain circumstances to reduce the Company's exposure to foreign exchange risks. There can be no assurance, however, that the attempted matching of foreign currency receipts with disbursements or hedging activity will adequately moderate the risk of currency or exchange rate fluctuations which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent the Company has operations outside the United States, the Company is subject to the impact of foreign currency fluctuations and exchange rate charges on the Company's reporting in its financial statements of the results from such operations outside the United States. Since such financial statements are prepared utilizing United States dollars as the basis for presentation, results from any operations outside the United States reported in the financial statements must be converted into dollars utilizing the appropriate foreign currency exchange rate, and thereby subjecting such results to the impact of currency and exchange rate fluctuations.

       Dependence on Key Personnel. The Company's operations depend on the continuing efforts of its executive officers and its senior management. Should the Company be unable to retain any of its executive officers or senior management, the Company's prospects could be adversely affected. In addition, the Company intends to grow through acquisitions and internal expansion. The Company likely will depend on the senior management of any significant businesses it acquires in the future and on its ability to attract qualified management to support its internal expansion. The business or prospects of the Company could be affected adversely if any of these senior management of acquired businesses does not continue in his or her management role after joining the Company and if the Company is unable to attract and retain qualified replacements and additional members of management.

       Competition. The water purification and wastewater treatment industry is fragmented and highly competitive due to the large number of businesses within certain product areas. The Company competes with many companies, several of which have greater market penetration, depth of product line, resources and access to capital, which could be competitive advantages in securing certain projects. While the Company believes it is well positioned to deliver technology and services at a fair price, some competitors have developed product and service integration capabilities beyond the current scope of the Company. In addition, some competitors may have greater financial resources than the Company to finance acquisition and internal growth opportunities. Consequently, the Company may encounter significant competition in its efforts to achieve its objectives.

       Cyclicality of Demand for Water Purification and Wastewater
Equipment. Much of the water purification and wastewater equipment sold by the Company requires significant capital expenditures by its customers. As such, the timing of customer purchases may be affected by various economic factors, including interest rate and business cycle fluctuations, which are beyond the control of the Company. While the Company sells equipment across a broad cross section of industry segments and customers, the cyclical nature of capital equipment sales could have an adverse effect on the its revenues and profitability in general, and on the its revenues and profitability in any individual financial reporting period.

       Potential Environmental Liabilities. In the United States, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and comparable state laws, impose joint and several liability without fault for the releases of hazardous substances into the environment. Potentially responsible parties include (i) owners and operators of the site,
(ii) parties which create the hazardous substances released at the site, and
(iii) parties which arrange for the transportation or disposal of such hazardous substances. The Company is also subject to applicable environmental laws in countries outside the United States where it operates or in which its customers are located. These requirements and their enforcement may vary by country but in general prescribe standards for the protection of human health, safety and the environment. The Company could face claims by governmental authorities, private individuals and other persons alleging that hazardous substances were released during the treatment process or from the use or disposal of end products and by-products in violation of applicable law.

       Reliance on Environmental Regulation. Federal, state, local and foreign environmental laws and regulations impose substantial standards for properly purifying water and treating wastewater, and impose liabilities for noncompliance. Environmental laws and regulations are, and will continue to be, a significant factor affecting the marketability of the Company's solutions, systems and equipment. To the extent that demand for the Company's solutions, systems and equipment is created by the need to comply with such environmental laws and regulations, any modification of the standards imposed by such laws and regulations may reduce demand, thereby adversely affecting the Company's business and prospects. The relaxation or repeal of any such laws or regulations or the strict enforcement thereof could adversely affect the Company's business and prospects.

       Process and Product Warranty and Performance Guarantees. In connection with providing certain services and products to its customers, the Company sometimes is required to guarantee that the services and products will attain specified levels of quality or performance. Should a product fail to perform according to a performance guarantee, or should a service fail to accomplish treatment levels which are guaranteed, and should the Company be unable to remedy such failure within any applicable cure period, the Company could incur financial penalties in the form of liquidated damages or could be required to remove and/or replace the equipment or repeat the service in order to meet the specifications. While the Company historically has fulfilled all of its guarantee obligations, there can be no assurance the Company will be able to fulfill its future guarantee obligations or that fulfilling such obligations may not involve material costs that could have a material adverse effect on the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS

                                                                                     PAGE
                                                                                     ----
WATERLINK, INC. AND SUBSIDIARIES
Report of Independent Auditors....................................................    26
Consolidated Balance Sheets at September 30, 1997 and 1996........................    27
Consolidated Statements of Operations for the years ended September 30, 1997 and
  1996 and the period from December 7, 1994 (date of incorporation) to September
  30, 1995........................................................................    29
Consolidated Statements of Shareholders' Equity for the years ended September 30,
  1997 and 1996 and the period from December 7, 1994 (date of incorporation) to
  September 30, 1995..............................................................    30
Consolidated Statements of Cash Flows for the years ended September 30, 1997 and
  1996 and the period from December 7, 1994 (date of incorporation) to September
  30, 1995........................................................................    31
Notes to Consolidated Financial Statements........................................    32

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Waterlink, Inc.

       We have audited the accompanying consolidated balance sheets of Waterlink, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended September 30, 1997 and 1996 and the period from December 7, 1994 (date of incorporation) to September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waterlink, Inc. and subsidiaries at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended September 30, 1997 and 1996 and the period from December 7, 1994 to September 30, 1995 in conformity with generally accepted accounting principles.

/s/ Ernst & Young, LLP

Canton, Ohio
November 11, 1997

                        WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         SEPTEMBER 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------      -------
                                                                        (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                          $  2,482      $   119
  Trade accounts receivable,
     less allowance of $775 in 1997
     and $101 in 1996                                                  24,625        5,699
  Other receivables                                                     1,320          378
  Inventories                                                          10,143        3,231
  Costs in excess of billings                                           6,413        1,447
  Refundable income taxes                                                 635           --
  Other current assets                                                  1,177          172
                                                                     --------      -------
Total current assets                                                   46,795       11,046
Property, plant and equipment, at cost:
  Land, building and improvements                                       2,366          750
  Machinery and equipment                                               2,536          383
  Office equipment                                                      1,463          747
                                                                     --------      -------
                                                                        6,365        1,880
  Less accumulated depreciation                                           554          103
                                                                     --------      -------
                                                                        5,811        1,777
Other assets:
  Goodwill, net of amortization of $929
     in 1997 and $287 in 1996                                          60,419       15,029
  Patents, net of amortization of $63 in
     1997 and $18 in 1996                                               1,484          749
  Deferred income taxes                                                   611           --
  Other assets                                                            740          390
                                                                     --------      -------
                                                                       63,254       16,168
                                                                     --------      -------
Total assets                                                         $115,860      $28,991
                                                                     ========      =======

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         SEPTEMBER 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------      -------
                                                                     (In thousands, except
                                                                          share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade                                          $  9,597      $ 2,076
  Accrued expenses                                                      9,447        1,931
  Additional purchase consideration payable                             1,760        1,013
  Billings in excess of cost                                            3,425          559
  Accrued income taxes                                                    490           60
  Deferred income taxes                                                   108           --
  Current portion of long-term obligations                              2,538        1,969
                                                                     --------      -------
Total current liabilities                                              27,365        7,608
Long-term obligations:
  Long-term debt                                                       12,502        4,676
  Notes payable -- related parties                                         --        3,100
  Convertible subordinated notes -- related parties                     3,921        2,400
  Other                                                                 1,199          300
                                                                     --------      -------
                                                                       17,622       10,476
Redeemable Preferred Stock                                                 --        8,500
Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding
  Common Stock, voting, $.001 par value
     Authorized -- 40,000,000 shares
     Issued and outstanding -- 11,906,326
        shares in 1997 and 1,999,996 shares in 1996                        12            2
  Additional paid-in capital                                           70,739        2,611
  Foreign currency translation adjustment                                 (44)          --
  Retained earnings (deficit)                                             166         (206)
                                                                     --------      -------
Total shareholders' equity                                             70,873        2,407
                                                                     --------      -------
Total liabilities and shareholders' equity                           $115,860      $28,991
                                                                     ========      =======

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                  PERIOD FROM
                                                            YEAR ENDED            DECEMBER 7,
                                                          SEPTEMBER 30,             1994 TO
                                                       --------------------      SEPTEMBER 30,
                                                        1997         1996            1995
                                                       -------      -------      -------------
                                                        (In thousands, except per share data)
Net sales                                              $64,699      $19,801         $ 2,684
Cost of sales                                           40,390       11,233           1,857
                                                       -------      -------          ------
Gross profit                                            24,309        8,568             827
Selling, general and administrative expenses            18,683        7,029           1,178
Special management compensation                          2,630           --              --
Amortization                                               751          307              15
                                                       -------      -------          ------
Operating income (loss)                                  2,245        1,232            (366)
Other income (expense):
  Interest expense                                      (1,281)        (877)           (144)
  Interest income and other items -- net                   263          (44)             33
                                                       -------      -------          ------
Income (loss) before income taxes                        1,227          311            (477)
Income taxes                                               470            5              35
                                                       -------      -------          ------
Income (loss) before extraordinary item                    757          306            (512)
Extraordinary item, net of income
  taxes of $257                                           (385)          --              --
                                                       -------      -------          ------
Net income (loss)                                      $   372      $   306         $  (512)
                                                       =======      =======          ======
Net income (loss) per common share:
  Income (loss) before extraordinary item              $  0.09      $  0.05         $ (0.11)
  Extraordinary item                                     (0.05)          --              --
                                                       -------      -------          ------
                                                       $  0.04      $  0.05         $ (0.11)
                                                       =======      =======          ======
Weighted-average common and equivalent shares
  outstanding                                            8,337        6,428           4,534
                                                       =======      =======          ======

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                    FOREIGN                      TOTAL
                                                     ADDITIONAL     CURRENCY     RETAINED    SHAREHOLDERS'
                                           COMMON     PAID-IN      TRANSLATION   EARNINGS       EQUITY
                                           STOCK      CAPITAL      ADJUSTMENT    (DEFICIT)     (DEFICIT)
                                           ------    ----------    ----------    --------    -------------
                                                          (In thousands, except share data)
PERIOD FROM DECEMBER 7, 1994 TO
  SEPTEMBER 30, 1995
Sale of 1,200,000 shares (initial
  capitalization)                           $  1                                                $     1
Issuance of 250,000 shares in connection
  with acquisition of subsidiary                      $     500                                     500
Net loss                                                                          $ (512)          (512)
                                             ---        -------       ----         -----        -------
Balance at September 30, 1995                  1            500                     (512)           (11)
YEAR ENDED SEPTEMBER 30, 1996
Exercise of 50,000 stock options                              5                                       5
Issuance of 499,996 shares in connection
  with acquisition of subsidiary               1          2,124                                   2,125
Net income                                                                           306            306
Other                                                       (18)                                    (18)
                                             ---        -------       ----         -----        -------
Balance at September 30, 1996                  2          2,611                     (206)         2,407
YEAR ENDED SEPTEMBER 30, 1997
Conversion of subordinated notes for
  600,000 shares                               1          2,516                                   2,517
Issuance of 481,830 shares in connection
  with acquisition of subsidiaries             1          4,843                                   4,844
Sale of 5,175,000 shares in connection
  with the initial public offering and
  the exercise of the underwriters
  overallotment                                5         49,935                                  49,940
Conversion of 3,250,000 shares of
  Preferred Stock                              3          8,497                                   8,500
Issuance of warrants in connection with
  debt agreements                                           413                                     413
Exercise of 399,500 stock options                           583                                     583
Net income                                                                           372            372
Other                                                     1,341        (44)                       1,297
                                             ---        -------       ----         -----        -------
Balance at September 30, 1997               $ 12      $  70,739       $(44)       $  166        $70,873
                                             ===        =======       ====         =====        =======

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  PERIOD FROM
                                                           YEAR ENDED             DECEMBER 7,
                                                         SEPTEMBER 30,              1994 TO
                                                     ----------------------      SEPTEMBER 30,
                                                       1997          1996            1995
                                                     ---------      -------      -------------
                                                                  (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                    $     372      $   306         $  (512)
Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
  Extraordinary item                                       385           --              --
  Special management compensation                        1,138           --              --
  Deferred income taxes (credit)                          (549)          --              --
  Depreciation and amortization                          1,229          442              30
  Changes in working capital:
     Accounts receivable                                (8,951)        (700)         (1,258)
     Inventories                                          (827)         432             290
     Cost in excess of billings                            (13)      (1,390)             --
     Refundable income taxes                              (123)          --              --
     Other assets                                          462          (80)           (112)
     Accounts payable                                    2,265          390             229
     Accrued expenses                                        5          896             295
     Billings in excess of cost                         (2,725)        (276)            168
     Accrued income taxes                                  624          (34)             26
                                                     ---------      -------         -------
Net cash used by operating activities                   (6,708)         (14)           (844)
INVESTING ACTIVITIES
Purchases of equipment                                  (1,072)        (423)            (93)
Purchases of subsidiaries, net of cash acquired        (42,597)      (5,557)         (6,508)
                                                     ---------      -------         -------
Net cash used in investing activities                  (43,669)      (5,980)         (6,601)
FINANCING ACTIVITIES
Proceeds from long-term borrowings                      33,110        1,841           4,539
Payments on long-term borrowings                       (30,866)      (1,304)             --
Proceeds from sale of Common Stock                      50,523            5               1
Proceeds from sale of Preferred Stock                       --        4,576           3,900
                                                     ---------      -------         -------
Net cash provided by financing activities               52,767        5,118           8,440
Effect of exchange rate changes on cash                    (27)          --              --
Increase (decrease) in cash and cash equivalents         2,363         (876)            995
Cash and cash equivalents at beginning of period           119          995              --
                                                     ---------      -------         -------
Cash and cash equivalents at end of period           $   2,482      $   119         $   995
                                                     =========      =======         =======

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

--------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Waterlink, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

       FISCAL YEAR END -- The Company's fiscal year ends on September 30th. References in the notes to the financial statements to the years 1997 and 1996 refer to the fiscal years ended September 30, 1997 and 1996, respectively. References in the notes to the financial statements to 1995 refer to the period from December 7, 1994 (date of incorporation) to September 30, 1995.

       CASH EQUIVALENTS -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       REVENUE RECOGNITION -- The majority of the Company's systems and equipment are custom designed and take a number of months to produce. Revenues from large contracts are recognized using the percentage of completion method of accounting in the proportion that costs bear to total estimated costs at completion. Revisions of estimated costs or potential contract losses, if any, are recognized in the period in which they are determined. Revenues from the remaining equipment and product sales are recognized when shipped.

       CONCENTRATIONS OF CREDIT RISK -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high quality financial institutions.

       Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different regions and industries. The Company grants credit to customers based on an evaluation of their financial condition and collateral is generally not required. Losses from credit sales are provided for in the financial statements and have historically been within management's expectations.

       INVENTORIES -- Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       FINANCIAL INSTRUMENTS -- The carrying values of cash, cash equivalents, accounts receivable and accounts payable are a reasonable estimate of fair value due to the short-term nature of these instruments. Substantially all of the Company's long-term debt obligations, except for the convertible subordinated notes -- related parties, have variable rates and cost approximates fair value at September 30, 1997. The convertible subordinated notes -- related parties do not have a ready market and cost is assumed to approximate fair value. The carrying value of these notes is $3,921,000 at September 30, 1997, with interest rates of 3% and 5.81% and maturity dates through September 1999.

       PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment is valued at cost. Expenditures for repairs and maintenance are charged to operations as incurred, while expenditures for additions and improvements are capitalized. Depreciation is computed principally using the straight-line method over the estimated useful lives of assets. The useful lives range from 30 to 40 years for building and improvements; 5 to 10 years for machinery and equipment and 3 to 7 years for office equipment.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       GOODWILL -- Goodwill represents costs in excess of net assets of acquired businesses which are amortized using the straight-line method over a period of 40 years. The Company evaluates the realizability of goodwill based on the undiscounted cash flows of the applicable businesses acquired over the remaining amortization period. Should the review indicate that goodwill is not recoverable, the Company's carrying value of goodwill would be reduced by the estimated shortfall of the cash flows. No reduction of goodwill for impairment has been necessary to date.

       FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency gains and losses resulting from transactions are included in the results of operations and amounted to a gain of $167,000 in 1997.

       EMPLOYEE BENEFIT PLAN -- Effective February 1, 1996, the Company implemented a defined contribution plan which covers substantially all employees. Company contributions to the plan in 1997 totaled $13,000. No Company contributions were made in 1996.

       NET INCOME (LOSS) PER SHARE -- Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of Common Stock and common stock equivalents outstanding during the year. These shares include common shares outstanding, convertible Preferred Stock (all of which converted, according to their terms, upon completion of the Company's initial public offering ("IPO") in June 1997) and common shares which are issuable upon exercise of outstanding stock options and warrants.

       Pursuant to Securities and Exchange Commission Staff Accounting Bulletin
(SAB) No. 83, stock options and warrants granted by the Company during the twelve months preceding the Company's IPO date have been included as common stock equivalents as if they were outstanding for all periods presented prior to the Company's IPO, using the treasury stock method.

       USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, and SFAS No. 129, Disclosure of Information about Capital Structure. The Company is required to adopt both standards during the first quarter of fiscal 1998. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) under Accounting Principle Board Opinion No. 15 and related Interpretations, with the presentation of basic EPS (which primarily gives effect only to common shares actually outstanding) and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Under SFAS No. 128 and SAB No. 83, the Company's 1997 basic and diluted EPS would be $.05 per share and $.04 per share, respectively. SFAS No. 129's primary focus is to expand the number of entities subject to certain capital structure disclosure requirements, particularly nonpublic entities, and accordingly, will not have a significant impact on the Company's disclosures.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way public companies report segment information in annual financial statements. The Statement also requires public companies to report selected segment information in interim financial reports to shareholders. The Statement is effective for the Company in fiscal 1999 and restatement of comparative information for earlier years is required in the initial year of adoption. Management does not expect the adoption of SFAS No. 131 to have a material impact on the Company's financial statement disclosures.

2.   ACQUISITIONS

       On March 5, 1997, the Company acquired the Nordic Water Products Group ("Nordic Group") for approximately $11,256,000, consisting of $10,721,000 in cash and $535,000 of seller notes. The Nordic Group manufactures continuous recirculating sand filters, included plate settlers and systems for nutrient removal, decanting certrifuges for dewatering biosolids and hydraulic surface and bottom scrappers. The Nordic Group also designs and builds water purification and wastewater treatment plants in Europe. The purchase price includes approximately $5,731,000 of goodwill, which is being amortized on a straight-line basis over 40 years.

       Concurrent with the closing of the Company's IPO, on June 27, 1997, the Company acquired Bioclear Technology, Inc. ("Bioclear") and Lanco Environmental Products, Inc. ("Lanco"), for approximately $22,591,000, consisting of $16,688,000 in cash, $2,285,000 of assumed debt and 328,947 shares of Common Stock valued at $11 per share. Bioclear designs and builds sequential batch reactor systems to biologically treat industrial and municipal wastewater, and Lanco fabricates small plate and frame filter presses for dewatering biosolids and inclined plate clarifiers for heavy metal removal. The amount of goodwill recorded in connection with these acquisitions was approximately $19,682,000 and is being amortized on a straight-line basis over 40 years.

       On September 12, 1997, the Company acquired Mellegard V.A. Maskiner AB ("Meva") for approximately $6,838,000; consisting of $5,167,000 in cash and $1,671,000 of convertible subordinated notes. Meva specializes in the design and installation of fine screens and related accessories for wastewater treatment applications. The purchase price includes approximately $4,952,000 of goodwill, which is being amortized on a straight-line basis over 40 years.

       On September 30, 1997, the Company acquired Hycor Corporation ("Hycor") for approximately $16,002,000; consisting of $12,500,000 in cash, $2,250,000 in convertible subordinated notes, $502,000 of assumed debt and 41,095 shares of Common Stock at $18.25 per share. Hycor designs and manufactures screening and dewatering equipment for liquid/solid separation in industrial and municipal wastewater and process applications. The purchase price includes approximately $13,871,000 of goodwill, which will be amortized on a straight-line basis over 40 years.

       During fiscal 1996, the Company completed the acquisition of three companies that design and produce water and wastewater treatment systems. Mass Transfer Systems, Inc. was purchased effective January 31, 1996 for approximately $8,000,000, consisting of $3,500,000 in cash, $4,100,000 in seller notes and $400,000 of assumed debt. Aero-Mod, Inc. and affiliates was purchased effective April 26, 1996 for approximately $2,700,000, consisting of $1,300,000 in cash, $700,000 in seller notes and $700,000 in assumed debt. Water Equipment Technologies, Inc. was purchased effective September 30, 1996 for approximately $5,200,000, consisting of $2,600,000 in cash and 611,784 shares of Common Stock valued at $4.25 per share. The aggregate purchase price of the 1996 acquisitions

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

included approximately $9,328,000 of goodwill (Mass Transfer Systems, Inc.-- $5,737,000; Aero-Mod, Inc.--$78,000 and Water Equipment Technologies, Inc.-- $3,513,000), which is being amortized on a straight-line basis over 40 years.

       During fiscal 1995, the Company acquired SanTech Equipment, Inc. and Great Lakes Environmental, Inc. which design and produce industrial separation systems, wastewater pretreatment systems and oil/water separation products. SanTech Equipment, Inc. was purchased effective March 31, 1995 for cash of approximately $750,000. Great Lakes Environmental, Inc. was purchased effective August 31, 1995 for approximately $8,500,000, consisting of $5,800,000 of cash, $2,200,000 of seller obligations and 250,000 shares of Common Stock at $2.00 per share. The purchase price of the Great Lakes Environmental, Inc. acquisition included approximately $7,784,000 of goodwill, which is amortized on a straight-line basis over 40 years.

       All of the acquisitions were accounted for as purchases. The purchase price allocations for certain of the Company's 1997 acquisitions have been based on preliminary estimates, which may be revised at a later date. The consolidated statement of operations of the Company includes the results of operations of the acquired businesses for the period subsequent to the effective date of these acquisitions.

       Under the terms of certain of the purchase agreements, the Company may be required to make additional purchase consideration payments of up to $6,545,000, contingent upon the achievement of specified operating results through fiscal 2000. The payments that may be required in fiscal 1998, 1999 and 2000 are $4,100,000, $1,713,000 and $732,000, respectively. In connection with two of the Company's acquisitions, the Company also may be required to make other additional purchase consideration payments in the form of cash and common stock, in an amount equal to a fixed percentage of the excess of certain specified annual earnings targets through fiscal 2000. Since such additional purchase consideration payments, if any, are based on a fixed percentage of such excess amount, there is no maximum amount for such payments. Any such additional purchase consideration payments will be treated as additional goodwill for accounting purposes.

       The following unaudited pro forma information presents the consolidated results of operations of the Company assuming the acquisitions discussed above were completed on October 1, 1995:

                                                                  1997          1996
                                                                --------      --------
                                                                    (IN THOUSANDS)
    Net sales                                                   $111,026      $ 93,384
    Operating profit                                               6,861         5,977
    Income before taxes                                            3,052           627
    Income before extraordinary item                               1,740           357
    Net income                                                     1,355           357
    Per common share:
      Income before extraordinary item                             $0.21         $0.05
      Net income                                                    0.16          0.05

       The pro forma results of operations are not indicative of the actual results of operations that would have occurred had the acquisitions been made on the date indicated, or the results that may be obtained in the future. The above pro forma operating results do not reflect the use of proceeds of the IPO and the resulting reduction of indebtedness. Pro forma operating results for the year ended

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

September 30, 1997 reflect the $2,630,000 special compensation charge and the extraordinary item of $385,000 incurred in connection with the IPO, as described in Notes 8 and 9.

3.   INVENTORIES

       Inventories consisted of the following:

                                                                      SEPTEMBER 30,
                                                                   -------------------
                                                                    1997         1996
                                                                   -------      ------
                                                                     (In thousands)
    Raw materials and supplies                                     $ 4,821      $1,864
    Work in process and finished goods                               5,322       1,367
                                                                   -------      ------
                                                                   $10,143      $3,231
                                                                   =======      ======

4.   CONTRACT BILLING STATUS

       Information with respect to the billing status of contracts in process is as follows:

                                                                      SEPTEMBER 30,
                                                                   -------------------
                                                                    1997         1996
                                                                   -------      ------
                                                                     (In thousands)
    Contract costs incurred to date                                $17,033      $1,957
    Estimated profits                                                7,793       1,864
                                                                   -------      ------
    Contract revenue earned to date                                 24,826       3,821
    Less billings to date                                           21,838       2,933
                                                                   -------      ------
    Cost and estimated earnings in excess of billings, net         $ 2,988      $  888
                                                                   =======      ======

       The above amounts are included in the accompanying consolidated balance sheet as:

                                                                      SEPTEMBER 30,
                                                                    ------------------
                                                                     1997        1996
                                                                    ------      ------
                                                                      (In thousands)
    Costs in excess of billings                                     $6,413      $1,447
    Billings in excess of costs                                      3,425         559
                                                                    ------      ------
                                                                    $2,988      $  888
                                                                    ======      ======

       Amounts receivable include retainage which has been billed, but is not due pursuant to retainage provisions in construction contracts until completion of performance and acceptance by the customer. This retainage aggregated $1,294,000 at September 30, 1997, and $528,000 at September 30, 1996.
Substantially all retained balances are collectible within one year.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

5.   LONG-TERM DEBT OBLIGATIONS

       Long-term debt obligations consisted of the following:

                                                                     SEPTEMBER 30,
                                                                  --------------------
                                                                   1997         1996
                                                                  -------      -------
                                                                     (In thousands)
    LONG-TERM DEBT
      Revolving credit agreements with a bank, due June 27,
         2000. Interest is payable monthly at designated
         variable rates. (6.69% at September 30, 1997)            $12,000      $    --
      Subordinated note to former parent of acquired business
         due November 24, 1997. Interest is payable at maturity
         at a rate of 7% per annum                                    535           --
      Note payable to a bank, due January 14, 1998. Interest is
         payable at maturity at a rate of 4.4%                      1,807           --
      Note payable in annual installments of $100,000,
         including interest at 9.25%, commencing June 1999
         through June 2005                                            502           --
      Note payable to a bank, interest payable monthly at a
         rate of 4.75%                                                196           --
      Term notes payable to banks                                      --        5,093
      Revolving credit agreement                                       --          672
      Other notes payable to various parties                           --           80
    NOTES PAYABLE -- RELATED PARTIES
      Subordinated notes payable to former shareholders of
         acquired companies                                            --        3,900
    CONVERTIBLE SUBORDINATED NOTES -- RELATED PARTIES
      Note payable to former shareholders of Meva, due
         September 12, 1999. Interest accrues at 3% per annum
         and is payable on a quarterly basis                        1,671           --
      Note payable to a former shareholder of Hycor, due
         September 30, 1999. Interest accrues at 5.81% per
         annum and is payable on a quarterly basis                  2,250           --
      Notes payable to former shareholders of acquired
         companies                                                     --        2,400
                                                                  -------      -------
                                                                   18,961       12,145
    Less current maturities                                         2,538        1,969
                                                                  -------      -------
                                                                  $16,423      $10,176
                                                                  =======      =======

       Future maturities of long-term debt obligations for the five years subsequent to September 30, 1997 are as follows: 1998--$2,538,000; 1999--$3,924,000; 2000--$12,054,000; 2001-- $59,000 and 2002--$64,000.

       Interest paid approximated $1,605,000 in 1997 and $631,000 in 1996.

       On February 19, 1997, the Company entered into a credit facility with Bank of America National Trust & Savings Association ("Credit Facility"). Proceeds from the Credit Facility were used to acquire the Nordic Group and to refinance certain indebtedness in connection with the acquisition. As

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

additional consideration for the Credit Facility, the Company granted the Bank, pursuant to an agreement dated February 19, 1997, a warrant, expiring in 2002, to purchase 225,000 shares of Common Stock at a purchase price of $4.50 per share. The aggregate fair value of the 225,000 warrants issued of $265,500 ($1.18 per share) was treated as an original issue discount and was subsequently written off in connection with the extraordinary charge discussed in Note 9.

       On June 27, 1997, concurrent with the closing of its IPO, the Company terminated its Credit Facility and entered into a new $40,000,000 three year, secured, domestic revolving credit facility with Bank of America National Trust & Savings Association as agent. This facility permits the Company's overseas subsidiaries to incur up to $10,000,000 of additional unsecured indebtedness. In connection with entering into the domestic revolving credit facility, the existing separate facilities of the two overseas subsidiaries were amended to provide availability of $4,000,000 and $3,000,000, respectively. The $40,000,000 domestic revolving credit facility and the $7,000,000 overseas facilities (the "New Credit Facility") will be utilized to fund operating activities of the Company as well as future acquisitions.

       Loans under the domestic revolving credit facility will bear interest at a designated variable base rate plus spreads ranging from 0 to 25 basis points depending on the ratio of total consolidated indebtedness to the Company's earnings before interest, taxes, depreciation and amortization. At the Company's option, the domestic revolving credit facility will bear interest based on a designated London interbank offering rate plus spreads ranging from 100 to 200 basis points. At September 30, 1997, approximately $32,404,000 was available under the New Credit Facility.

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

       In September 1997, the Company entered into a $3,000,000 credit facility ("Canadian Line- of-Credit") with Royal Bank of Canada, a participant in the Credit Agreement above, to fund Canadian working capital requirements including bankers acceptances and letters of credit. Interest rates are negotiated on an individual borrowing basis and are related to the Royal Bank of Canada's prime rate. Borrowings are payable upon demand and are guaranteed by Bioclear. At September 30, 1997, approximately $802,000 was available under the Canadian Line-of-Credit.

       Convertible subordinated notes payable to former shareholders of acquired companies of $2,400,000, plus accrued interest, were converted into 600,000 shares of Common Stock in 1997.

       In March 1997, the Company entered into a note purchase agreement (the "Note Purchase Agreement") pursuant to which the Company could issue, and several purchasers had committed to purchase, five year subordinated notes (the "1997 Notes"). The 1997 Notes were not drawn on by the Company and upon the consummation of the IPO the Note Purchase Agreement terminated in accordance with its terms. In consideration for entering into the Note Purchase Agreement, parties agreeing to be purchasers of the 1997 Notes received 125,000 warrants to purchase shares of common stock at a purchase price of $4.50 per share. The aggregate fair value of the 125,000 warrants issued of $148,000 ($1.18 per share) was initially capitalized as deferred financing costs and was subsequently written off in connection with the extraordinary charge discussed in Note 9.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

6.   LEASES

       The Company leases certain facilities and equipment under operating leases, some of which are with an entity controlled by former shareholders of certain acquired businesses. The Company believes that the rents due under the related party leases are comparable to those which would be charged by an unrelated party. Rent expense totaled $959,000 in 1997, $241,000 in 1996 and $64,000 in 1995. Related party rent expense included in these totals amounted to $438,000 in 1997 and $116,000 in 1996. Aggregate future minimum lease payments under noncancelable operating leases at September 30, 1997 are as follows:

               RELATED
                PARTY       OTHER
               LEASES       LEASES      TOTAL
               -------      ------      ------
                       (In thousands)
1998           $   677      $  588      $1,265
1999               687         471       1,158
2000               697         357       1,054
2001               573         349         922
2002               259         198         457
Thereafter       3,295         195       3,490
                ------      ------      ------
               $ 6,188      $2,158      $8,346
                ======      ======      ======

7.   REDEEMABLE PREFERRED STOCK

       Redeemable Preferred Stock at September 30, 1996 consisted of 400,000 shares of Series A Preferred Stock (issued in 1995), 1,700,000 shares of Series B Preferred Stock (issued in 1995) and 1,150,000 shares of Series C Preferred Stock (issued in 1996). These shares had a par value of $.001 per share and a base liquidation price of $1.25 per share for Series A Preferred Shares, $2.00 per share for Series B Preferred Shares, and $4.00 per share for Series C Preferred Shares.

       In accordance with the terms of the shareholder agreements, all outstanding shares of Preferred Stock were converted into shares of Common Stock on a one-for-one basis concurrent with the Company's IPO in June 1997.

8.   SPECIAL MANAGEMENT COMPENSATION

       In June 1997, the Company incurred a special charge to operations of $2,630,000 resulting primarily from the issuance, concurrent with the IPO, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 is non-cash and the remainder represents cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance. This special charge after income taxes on a per share basis was $0.20 for the year ended September 30, 1997.

9.   EXTRAORDINARY ITEM

       The Company used a portion of the proceeds from its IPO to repay substantially all of its outstanding indebtedness. In addition, concurrent with the IPO the Company canceled the Note Purchase Agreement discussed in Note 5. In connection with the early retirement of certain

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

indebtedness and the cancellation of the Note Purchase Agreement, the Company realized an extraordinary charge of $385,000, net of taxes of $257,000, related to the write-off of unamortized debt issuance costs and discounts associated with this indebtedness. This extraordinary item on a per share basis was $0.05 for the year ended September 30, 1997.

10.   INCOME TAXES

       The provision for income taxes consists of the following:

                                                               1997       1996      1995
                                                               -----      ----      ----
                                                                    (In thousands)
    Current:
      U.S. federal                                             $ 807      $ --      $--
      State and local                                            (48)        5       35
      Foreign                                                    214        --       --
                                                               -----      ----      ---
                                                                 973         5       35
    Deferred                                                    (549)       99       --
    Increase (reduction) in valuation allowance                   46       (99)      --
                                                               -----      ----      ---
                                                               $ 470      $  5      $35
                                                               =====      ====      ===

       The Company made income tax payments of approximately $220,000 in 1997, $40,000 in 1996 and $9,000 in 1995.

       Following is the reconciliation between the provision (credit) for income taxes and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income before income taxes:

                                                              1997      1996      1995
                                                              ----      ----      -----
                                                                   (In thousands)
    Provision (credit) for income taxes at the statutory
      federal rate                                            $417      $106      $(162)
      Adjustments:
         State and local income taxes                          (32)        5         35
         Non-deductible goodwill amortization                   71        --         --
         Difference in rates on foreign subsidiaries           (46)       --         --
         Change in valuation allowance                          46       (99)       163
         Other                                                  14        (7)        (1)
                                                              ----      ----      -----
    Provision for income taxes                                $470      $  5      $  35
                                                              ====      ====      =====
    Effective income tax rate                                   38%        2%        (7)%
                                                              ====      ====      =====

       Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

purposes. The tax effects of the net operating loss carryforward and temporary differences are as follows:

                                                             1997       1996       1995
                                                            ------      -----      -----
                                                                   (In thousands)
    Deferred tax assets:
      Net operating loss carryforward                       $  771      $ 152      $  85
         Other                                                 645        133         78
         Valuation allowance                                  (110)       (64)      (163)
                                                            ------      -----      -----
                                                             1,306        221         --
    Deferred tax liabilities:
         Amortization of goodwill                             (261)      (164)        --
         Revenue recognition                                  (485)        --         --
         Other                                                 (57)       (57)        --
                                                            ------      -----      -----
                                                              (803)      (221)        --
                                                            ------      -----      -----
      Net deferred tax asset                                $  503      $  --      $  --
                                                            ======      =====      =====

       For tax purposes, the Company has U.S. federal loss carryforwards of $1,193,000 which expire in the year 2012 and foreign net operating loss carryforwards of $1,175,000 that expire in 2003 . A valuation allowance has been established for certain net operating loss carryforwards for which realization is uncertain.

11.   STOCK OPTION PLANS

       During 1997, the Board of Directors approved the Omnibus Incentive Plan (the "Omnibus Plan") which provides for compensatory equity based awards to officers and certain other key employees of the Company. Awards may be granted for no consideration and consist of stock options, stock awards, SARs, dividend equivalents, other stock based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing. There have been no awards granted under this plan.

       The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides grants to officers, key employees, and directors of awards consisting of "incentive stock options" as defined under the provisions of Section 422 of the Code, and non-qualified stock options. There are 1,600,000 shares of Common Stock available for granting of awards under the Stock Option Plan. All options granted under the Stock Option Plan expire ten years after the date of grant (see Note 12).

       The Company's 1997 Non-Employee Director Stock Option Plan (the "Director Plan") is authorized to issue up to 150,000 shares of Common Stock. Each non-employee director is automatically granted an option to purchase 3,000 shares of Common Stock. In addition, on each anniversary date of the Director Plan, each of the Company's then non-employee directors who have served at least six-months shall automatically be granted an option to purchase 5,000 shares of Common Stock. The per share exercise price of options granted under the Director Plan will be the fair market value of the Common Stock on the date of grant. Options granted under the Director Plan will expire ten years after the date of grant (see Note 12).

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       Under the Company's Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 500,000 shares of Common Stock. Under the terms of the Plan, employees can choose to have up to 20% of their annual compensation withheld to purchase Common Stock. The exercise price for shares subject to purchase under options granted shall be 85% of the fair market value of the Common Stock on the first day of the purchase period, unless otherwise determined by the compensation committee. On the last day of the purchase period of any offering of shares made under the Plan, each outstanding option shall automatically be exercised. At any time prior to the end of the purchase period applicable to each offering, an employee is permitted to terminate or reduce his or her payroll deductions, to reduce his or her options to purchase or to withdraw all or part of the amount in his or her account. The employee has the right to receive in cash the amount accumulated in such account. The Plan will terminate ten years from the date of adoption.

12.   STOCK BASED COMPENSATION

       It is the Company's policy to generally grant stock options for a fixed number of shares to employees with the exercise price approximating fair value. The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations and accordingly, recognizes no compensation expense for stock options granted at fair value. Management believes that the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting For Stock Based Compensation" ("SFAS 123"), requires use of option valuation methods that were not developed for use in valuing employee stock options. Under APB 25, compensation expense has been recognized for all options granted at less than the fair market value of the Company's common shares on the date of grant (see Note 8).

       Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options and the options granted as part of the Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk- free interest rate of 6.0%, dividend yield rate of 0%, volatility factor of the expected market price of the Company's stock of 30% and a weighted-average expected life of the options of 5 years. Using the Black-Scholes model, the weighted-average grant-date fair value of options granted during 1997 and 1996 in the Stock Option Plan follows:

                                                              1997                   1996
                                                       ------------------     ------------------
                                                       FAIR      EXERCISE     FAIR      EXERCISE
                                                       VALUE      PRICE       VALUE      PRICE
                                                       -----     --------     -----     --------
Stock price equals exercise price                      $4.28      $ 11.20     $1.53      $ 3.92
Stock price is greater than exercise price                --           --      4.18         .10
Stock price is less than exercise price                   --           --      1.54        4.40

       The weighted-average grant-date fair value of the options granted during 1997 under the Plan was $4.86.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options' vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted SFAS 123. The Company's pro forma information follows:

                                                             1997                    1996
                                                            ------                   ----
                                                              (In thousands, except per
                                                                     share data)
Pro forma net (loss) income                                 $ (331)                  $268
Pro forma earnings (loss) per share                           (.04)                   .04

       A summary of the Company's stock option activity and related information follows:

                                       1997                      1996                   1995
                              ----------------------     --------------------   --------------------
                                            WEIGHTED                 WEIGHTED               WEIGHTED
                               NUMBER       AVERAGE      NUMBER      AVERAGE    NUMBER      AVERAGE
                                 OF         EXERCISE       OF        EXERCISE     OF        EXERCISE
                               SHARES        PRICE       SHARES       PRICE     SHARES       PRICE
                              ---------     --------     -------     --------   -------     --------
Outstanding at beginning of
  year                          666,500      $ 2.96      215,000      $  .10         --         --
Granted                         808,800        9.98      501,500        3.88    215,000       $.10
Exercised                      (184,500)        .33      (50,000)        .10         --         --
                              ---------       -----       ------       -----    -------       ----
Outstanding at end of year    1,290,800      $ 8.48      666,500      $ 2.96    215,000       $.10
                              =========       =====       ======       =====    =======       ====
Exercisable at end of year      583,000      $ 3.98        3,750          --         --         --
                              =========       =====       ======       =====    =======       ====
Available for future options     74,700                   83,500                185,000
                              =========                   ======                =======

       The Company has reserved 1,715,500 shares of Common Stock for possible exercise of outstanding stock options and warrants.

13.   GEOGRAPHIC AREA DATA

       The Company operates in a single industry, providing integrated water and wastewater treatment solutions to industry and municipalities worldwide. The Company has a strategy of acquisition and internal growth to provide integrated products, technologies and services to water users globally. Export sales represented approximately one-third of U.S. sales in 1997 and 1996.

       Revenue transfers between geographic areas and other intergeographic eliminations are not material. The Company does not derive more than 10% of its total revenue from any individual customer.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       Prior to 1997, the Company's operations were all domestic. Information by geographic area for the year ended September 30, 1997 follows:

                                       UNITED
                                       STATES      SWEDEN      GERMANY      OTHER      CONSOLIDATED
                                       -------     -------     -------     -------     ------------
                                                              (In thousands)
Net sales                              $43,015     $12,440     $7,840      $ 1,404       $ 64,699
Operating income (1)                       787       1,276        137           45          2,245
Income before income taxes (1)             431         763         14           19          1,227
Assets employed at year end             62,489      25,127      5,972       22,272        115,860

---------------

(1) The special management compensation charge of $2,630,000 is included under the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information required by this item is located on pages 3 through 7 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended September 30, 1997 and is incorporated herein by reference thereto.

ITEM 11.      EXECUTIVE COMPENSATION.

       Information required by this item is located on pages 7 through 16 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended September 30, 1997 and is incorporated herein by reference thereto.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this item is located on pages 2 through 3 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended September 30, 1997 and is incorporated herein by reference thereto.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required by this item is located on pages 13 through 14 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended September 30, 1997 and is incorporated herein by reference thereto.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

       The following report and consolidated financial statements of Waterlink, Inc. and Subsidiaries are included in Item 8, Part II of this report:

       Report of Independent Auditors

       Consolidated Balance Sheets at September 30, 1997 and 1996

       Consolidated Statements of Operations for the years ended September 30, 1997 and 1996 and the period from December 7, 1994 (date of incorporation) to September 30, 1995

       Consolidated Statements of Shareholders' Equity for the years ended September 30, 1997 and 1996 and the period from December 7, 1994 (date of incorporation) to September 30, 1995

       Consolidated Statements of Cash Flows for the years ended September 30, 1997 and 1996 and the period from December 7, 1994 (date of incorporation) to September 30, 1995

       Notes to Consolidated Financial Statements

(a) 2. FINANCIAL STATEMENT SCHEDULE
       Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Financial Statements or notes thereto.

       The report of independent auditors and financial statements of Lanco Environmental Products, Inc. as of June 27, 1997 and for the period from January 1, 1997 to June 27, 1997 and the auditors' report and consolidated financial statements of Bioclear Technology Inc. as of June 27, 1997 and for the period from September 1, 1996 to June 27, 1997 are included only in the copies of this Form 10-K filed with the Securities and Exchange Commission and NYSE.

(b)    REPORTS ON FORM 8-K

                   DATE              ITEM                  FINANCIAL STATEMENTS
       ----------------------------  ----     ----------------------------------------------
       1. June 27, 1997               #2      Unaudited Pro Forma Condensed Consolidated
                                              Financial Data of Waterlink, Inc. and
                                              Subsidiaries (to the extent incorporated
                                              therein by reference).
                                              Financial statements of Lanco Environmental
                                              Products, Inc. (to the extent incorporated
                                              therein by reference).
                                              Consolidated financial statements of Bioclear
                                              Technology, Inc. (to the extent incorporated
                                              therein by reference).

                   DATE              ITEM                  FINANCIAL STATEMENTS
       ----------------------------  ----     ----------------------------------------------
       2. September 12, 1997          #2      Unaudited Pro Forma Condensed Consolidated
                                              Financial Data of Waterlink, Inc. and
                                              Subsidiaries.
                                              Financial statements of Mellegard V.A.
                                              Maskiner AB.
       3. September 30, 1997          #2      Unaudited Pro Forma Condensed Consolidated
                                              Financial Data of Waterlink, Inc. and
                                              Subsidiaries (to be filed by amendment on or
                                              prior to December 15, 1997).
                                              Financial statements of Hycor Corporation (to
                                              be filed by amendment on or prior to December
                                              15, 1997).

(c)    EXHIBITS
       The exhibits are set forth on the attached Exhibit Index which is incorporated by reference. Exhibits are included only in the copies of this Form 10-K filed with the Securities and Exchange Commission and NYSE.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Waterlink, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WATERLINK, INC.

                                         By: /s/ Chet S. Ross

                                          --------------------------------------
                                         Its President and Chief Executive
                                         Officer

                                         Date: December 1, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ John R. Miller                            /s/ Robert P. Pinkas
-------------------------------------------   -------------------------------------------
John R. Miller,                               Robert P. Pinkas,
Director                                      Director
Date: December 1, 1997                        Date: December 1, 1997

/s/ Rollin S. Reiter                          /s/ Chet S. Ross
-------------------------------------------   -------------------------------------------
Rollin S. Reiter,                             Chet S. Ross,
Director                                      Director, President and Chief Executive
Date: December 1, 1997                        Officer
                                              Date: December 1, 1997

/s/ Theodore F. Savastano                     /s/ Dr. Paul M. Sutton
-------------------------------------------   -------------------------------------------
Theodore F. Savastano,                        Dr. Paul M. Sutton,
Director and Chairman of the Board            Director
Date: December 1, 1997                        Date: December 1, 1997

/s/ Michael J. Vantusko
-------------------------------------------
Michael J. Vantusko,
Chief Financial Officer
(and principal accounting officer)
Date: December 1, 1997

                               INDEX TO EXHIBITS

     EXHIBIT
       NO.                                   EXHIBIT DESCRIPTION
   -----------   ---------------------------------------------------------------------------

       *3.1      Form of Fifth Amended and Restated Certificate of Incorporation of the
                 Company (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
       *3.2      Form of Amended and Restated By-Laws of the Company (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
                 June 30, 1997, File No. 1-13041)
       *4.1      Form of Rights Agreement, dated as of May 23, 1997, between the Company and
                 American Stock Transfer & Trust Company (filed as an exhibit to the
                 Company's Quarterly Report on Form 10-Q for the quarterly period ended June
                 30, 1997, File No. 1-13041)
       *4.2      Amended and Restated Registration Rights Agreement, dated as of March 6,
                 1997, by and among the Company, Brantley Venture Partners III, L.P.,
                 Theodore F. Savastano, River Cities Capital Fund limited Partnership,
                 IPP95, L.P., Environmental Opportunities Fund, L.P., Environmental
                 Opportunities Fund (Cayman), L.P., Brantley Capital Corporation and
                 National City Capital Corporation (filed as an exhibit to the Company's
                 Registration Statement on Form S-1, filed April 16, 1997, Registration No.
                 333-25249).
       *4.3      Registration Rights Agreement, dated as of January 31, 1996, between the
                 Company and Mass Transfer Systems, Inc (filed as an exhibit to the
                 Company's Registration Statement on Form S-1, filed April 16, 1997,
                 Registration No. 333-25249)
       *4.4      Registration Rights Agreement, dated as of April 26, 1996, between the
                 Company and Lawrence A. Schmid (filed as an exhibit to the Company's
                 Registration Statement on Form S-1, filed April 16, 1997, Registration No.
                 333-25249)
       *4.5      Registration Rights Agreement dated as of September 30, 1996, between the
                 Company, Lawrence Stenger, Theresa Stenger, Ronald Jaworski, Christine
                 Jaworski, John Stenger, Dawn P. Stenger, Scott Stenger, Kristie D. Stenger,
                 Jorg Menningman, Michael Mudrick, Robert Young and Gary Prae (filed as an exhibit to the Company's Registration Statement on Form S-1, filed April
                 16, 1997, Registration No. 333-25249).
      *10.1      Employment Agreement, dated May 23, 1997, between the Company and Chet S.
                 Ross (filed as an exhibit to the Company's Amendment No. 1 to Registration
                 Statement on Form S-1, filed May 23, 1997, Registration No. 333-25249).
      *10.2      Employment Agreement, dated May 23, 1997, between the Company and Theodore
                 F. Savastano (filed as an exhibit to the Company's Amendment No. 1 to
                 Registration Statement on Form S-1, filed May 23, 1997, Registration No.
                 333-25249).
      *10.3      Employment Agreement, dated May 23, 1997, between the Company and Michael
                 J. Vantusko (filed as an exhibit to the Company's Amendment No. 1 to
                 Registration Statement on Form S-1, filed May 23, 1997, Registration No.
                 333-25249).
      *10.4      Employment Agreement, dated May 23, 1997, between the Company and L. Dean
                 Hertert, Jr. (filed as an exhibit to the Company's Amendment No. 1 to
                 Registration Statement on Form S-1, filed May 23, 1997, Registration No.
                 333-25249).
      *10.5      Employment Agreement, dated July 1, 1987, between Nordic Water Products AB and Dr. Hans F. Larsson (filed as an exhibit to the Company's Amendment No.
                 1 to Registration Statement on Form S-1, filed May 23, 1997, Registration
                 No. 333-25249).
      *10.6      Credit Agreement, dated as of February 19, 1997 among the Company, Bank of
                 America Illinois, as agent, and the other financial institutions party thereto (filed as an exhibit to the Company's Registration Statement on
                 Form S-1, filed April 16, 1997, Registration No. 333-25249)

     EXHIBIT
       NO.                                   EXHIBIT DESCRIPTION
   -----------   ---------------------------------------------------------------------------
      *10.7      Brantley Guaranty, dated as of February 19, 1997, by Brantley Venture
                 Partners, III, L.P. in favor of Bank of America Illinois, as agent, on behalf of the other financial institutions party to the Credit Agreement, dated as of February 19, 1997 (filed as an exhibit to the Company's
                 Registration Statement on Form S-1, filed April 16, 1997, Registration No.
                 333-25249).
      *10.8      Credit Agreement, dated as of June 27, 1997, among the Company, Bank of
                 America National Trust & Savings Association (successor by merger to Bank of America Illinois), as agent, and for other financial institutions party thereto (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
      *10.9      Credit Agreement, dated as of March 4, 1997, among Gigantissimo 2061 AB (to be known as Waterlink (Sweden) AB), the Company, as guarantor, and Bank of
                 America National Trust & Savings Association, London Branch (filed as an exhibit to the Company's Registration Statement on Form S-1, filed April
                 16, 1997, Registration No. 333-25249).
      *10.10     First Amendment, dated as of June 27, 1997, to Credit Agreement, dated
                 March 4, 1997, among Waterlink (Sweden) AB, the Company, as guarantor, and
                 Bank of America National Trust & Savings Association, London Branch (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
                 quarterly period ended June 30, 1997, File No. 1-13041)
      *10.11     Credit Agreement, dated as of March 4, 1997, among Provista
                 Einhundertsechsundfunfzigste Verwaltungsgesellschaft mbH (to be known as
                 Waterlink (Germany) GmbH), Waterlink, Inc., as guarantor, and Bank of
                 America National Trust & Savings Association, Frankfurt Branch (filed as an exhibit to the Company's Registration Statement on Form S-1, filed April
                 16, 1997, Registration No. 333-25249).
      *10.12     First Amendment, dated as of June 27, 1997, to Credit Agreement, dated
                 March 4, 1997, among Waterlink (Germany) GmbH, the Company, as guarantor, and Bank of America National Trust & Savings Association, Frankfurt Branch
                 (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
                 quarterly period ended June 30, 1997, File No. 1-13041)
      *10.13     Common Stock Warrant Agreement, dated as of February 19, 1997, between the
                 Company and Bank of America Illinois (filed as an exhibit to the Company's
                 Registration Statement on Form S-1, filed April 16, 1997, Registration No.
                 333-25249).
      *10.14     The Company's 1995 Stock Option Plan (filed as an exhibit to the Company's
                 Registration Statement on Form S-1, filed April 16, 1997, Registration No.
                 333-25249).
      *10.15     Subordinated Note Purchase Agreement and Credit Facility, dated as of March
                 6, 1997, among the Company, Brantley Venture Partners III, L.P. and the
                 purchasers named therein, along with the Form of Subordinated Note due 2002 attached thereto as Exhibit A (filed as an exhibit to the Company's
                 Registration Statement on Form S-1, filed April 16, 1997, Registration No.
                 333-25249).
      *10.16     Warrant Agreement, dated as of March 6, 1997, among the Company and each of the purchasers named therein, along with the Form of Warrant to Purchase
                 Common Stock, attached thereto as Exhibit A (filed as an exhibit to the
                 Company's Registration Statement on Form S-1, filed April 16, 1997,
                 Registration No. 333-25249).
      *10.17     The Company's 1997 Omnibus Incentive Plan (filed as an exhibit to the
                 Company's Amendment No. 1 to Registration Statement on Form S-1, filed May
                 23, 1997, Registration No. 333-25249).

     EXHIBIT
       NO.                                   EXHIBIT DESCRIPTION
   -----------   ---------------------------------------------------------------------------
      *10.18     Asset Purchase Agreement, dated January 31, 1996, among the Company,
                 Waterlink Acquisition Corporation, Mass Transfer Systems, Inc., Mark E.
                 Neville and Frederick J. Siino (filed as an exhibit to the Company's
                 Registration Statement on Form S-1, filed April 16, 1997, Registration No.
                 333-25249).
      *10.19     Asset Purchase Agreement, dated April 26, 1996, among the Company, A-M
                 Acquisitions Corp., Aero-Mod Incorporated, Resi-Tech, Inc. and Lawrence A.
                 Schmid (filed as an exhibit to the Company's Registration Statement on Form
                 S-1, filed April 16, 1997, Registration No. 333-25249).
      *10.20     Asset Purchase Agreement, dated April 26, 1996, among the Company, B-W
                 Acquisition Corp., Blue Water Services, Inc. and Lawrence A. Schmid (filed as an exhibit to the Company's Registration Statement on Form S-1, filed
                 April 16, 1997, Registration No. 333-25249).
      *10.21     Agreement and Plan of Merger, dated September 27, 1996, by and among the
                 Company, Wet Acquisition Corp. and Water Equipment Technologies, Inc. and
                 the shareholders of Water Equipment Technologies, Inc (filed as an exhibit to the Company's Registration Statement on Form S-1, filed April 16, 1997,
                 Registration No. 333-25249).
      *10.22     Share Purchase Agreement, dated March 4, 1997, among Waterlink (Sweden) AB,
                 Waterlink (Germany) GmbH, Awpe Svenska AB and Anglian Water Holding GmbH
                 (filed as an exhibit to the Company's Registration Statement on Form S-1, filed April 16, 1997, Registration No. 333-25249).
      *10.23     Purchase and Sale Agreement, dated March 14, 1995, among Santech, Inc. (as assignee from the Company pursuant to an Assignment of Purchase and Sale
                 Agreement dated March 28, 1995) and Sanborn, Inc (filed as an exhibit to the Company's Registration Statement on Form S-1, filed April 16, 1997,
                 Registration No. 333-25249).
      *10.24     Asset Purchase Agreement, dated August 28, 1995, among Great Lakes
                 Environmental, Inc., a Delaware corporation (as assignee from the Company pursuant to an Assignment dated August 31, 1995), Great Lakes
                 Environmental, Inc., an Illinois corporation, Lawrence Field and David
                 Field (filed as an exhibit to the Company's Registration Statement on Form
                 S-1, filed April 16, 1997, Registration No. 333-25249).
      *10.25     The Company's Employee Stock Purchase Plan (filed as an exhibit to the
                 Company's Registration Statement on Form S-1, filed April 16, 1997,
                 Registration No. 333-25249)
      *10.26     First Amendment, dated as of June 23, 1997, to the Company's Employee Stock
                 Purchase Plan (filed as an exhibit to the Company's Quarterly Report on
                 Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
      *10.27     The Company's 1997 Non-Employee Director Stock Option Plan.
      *10.28     Stock Purchase Agreement among Waterlink (Sweden) AB, Waterlink, Inc. and the shareholders of Mellegard V.A. Maskiner AB dated September 12, 1997
                 (filed as an exhibit to the Company's Current Report on Form 8-K, filed
                 September 26, 1997, File No. 1-13041).
      *10.29     Stock Purchase Agreement dated September 30, 1997 among Waterlink, Inc.,
                 Philip A. Thompson and the Hycor Corporation Employee Stock Ownership Trust
                 (filed as an exhibit to the Company's Current Report on Form 8-K, filed
                 October 14, 1997, File No. 1-13041).
      *10.30     Stock Purchase Agreement between Waterlink, Inc., and David Romanow, Joe
                 Romanow, Brian Topnik and Robert Jenkyns dated as of April 15, 1997 (filed as an exhibit to the Company's Current Report on Form 8-K, filed July 9,
                 1997, File No. 1-13041).

     EXHIBIT
       NO.                                   EXHIBIT DESCRIPTION
   -----------   ---------------------------------------------------------------------------
      *10.31     Stock Purchase Agreement between Great Lakes Environmental, Inc. and David
                 M. Rice dated as of April 14, 1997 (filed as an exhibit to the Company's
                 Amendment No. 1 to Registration Statement on Form S-1, filed May 23, 1997,
                 Registration No. 333-25249).
      10.32      Letter Agreement among Waterlink, Inc., Bioclear Technology, Inc. and Royal
                 Bank of Canada dated September 24, 1997
      11.1       Computation of per share earnings.
      21.1       List of Subsidiaries of the Company.
      23.1       Consent of Ernst & Young LLP.
      23.2       Consent of Ernst & Young.
      24.1       Powers of Attorney (included on signature page).
      27.1       Financial Data Schedule as of and for the year ended September 30, 1997.

---------------

* Incorporated herein by reference as indicated.