Form 10-Q
period 1997-12-31
WATERLINK INC
filed 1998-02-12
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1997

                                       or

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

           ----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value -11,972,943 shares outstanding as of January 31, 1998

================================================================================


                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES


                                                                                      PAGE
                                                                                      ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 1997 and
         December 31, 1997                                                            3 - 4

         Consolidated statements of income - Three months
         ended December 31, 1996 and 1997                                                 5

         Consolidated statements of cash flows - Three months
         ended December 31, 1996 and 1997                                                 6

         Notes to consolidated financial statements                                   7 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                           10 - 15

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders                               16

Item 6.  Exhibits and Reports on Form 8-K                                             16-17


Signatures                                                                               18


                    PART I, ITEM I - FINANCIAL STATEMENTS

                       WATERLINK, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                September 30,         1997
                                                                                    1997           (Unaudited)
                                                                                ------------       ------------
ASSETS                                                                                     (In thousands)
Current Assets:
   Cash and cash equivalents                                                    $      2,482       $      3,042
   Accounts receivable:
      Trade, net                                                                      24,625             18,700
      Other                                                                            1,320                951
   Inventories                                                                        10,143             10,307
   Costs in excess of billings                                                         6,413             10,040
   Refundable income taxes                                                               635                498
   Deferred income taxes                                                                --                  377
   Other current assets                                                                1,177              1,293
                                                                                ------------       ------------
Total Current Assets                                                                  46,795             45,208

Property, plant and equipment, at cost:
   Land, buildings and improvements                                                    2,366              2,615
   Machinery and equipment                                                             2,536              2,342
   Office equipment                                                                    1,463              1,885
                                                                                ------------       ------------
                                                                                       6,365              6,842
   Less accumulated depreciation                                                         554                767
                                                                                ------------       ------------
                                                                                       5,811              6,075

Other assets:
   Goodwill, net                                                                      60,419             59,340
   Patents, net                                                                        1,484              1,462
   Deferred income taxes                                                                 611               --
   Other assets                                                                          740              2,213
                                                                                ------------       ------------
                                                                                      63,254             63,015
                                                                                ------------       ------------
Total Assets                                                                    $    115,860       $    114,298
                                                                                ============       ============



                See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                                    December 31,
                                                                                   September 30,       1997
                                                                                      1997          (Unaudited)
                                                                                   ------------    ------------
                                                                                          (In thousands,
                                                                                         except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-trade                                                          $      9,597    $      7,603
   Accrued expenses                                                                       9,447           8,880
   Additional purchase price payable                                                      1,760             525
   Billings in excess of cost                                                             3,425           1,481
   Accrued income taxes                                                                     490           1,114
   Deferred income taxes                                                                    108            --
   Current portion of long-term debt                                                      2,538           1,937
                                                                                   ------------    ------------
Total Current Liabilities                                                                27,365          21,540

Long-term obligations:
   Long-term debt                                                                        12,502          15,775
   Convertible subordinated notes-related parties                                         3,921           3,921
   Deferred income taxes                                                                   --               360
   Other long-term obligations                                                            1,199           1,176
                                                                                   ------------    ------------
                                                                                         17,622          21,232

Shareholders' equity:
   Preferred Stock, $.001 par value, 10,000,000 shares
      authorized, none issued and outstanding                                              --              --
   Common Stock, voting, $.001 par value,
      Authorized - 40,000,000 shares
      Issued and outstanding - 11,906,326 shares at September 30,
         1997 and 11,949,710 shares at December 31, 1997                                     12              12
   Additional paid-in capital                                                            70,739          71,139
   Foreign currency translation adjustment                                                  (44)         (1,806)
   Retained earnings                                                                        166           2,181
                                                                                   ------------    ------------
Total Shareholders' Equity                                                               70,873          71,526
                                                                                   ------------    ------------
Total Liabilities and Shareholders' Equity                                         $    115,860    $    114,298
                                                                                   ============    ============






                See notes to consolidated financial statements.

                     PART I, ITEM I   FINANCIAL STATEMENTS

                       WATERLINK, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME UNAUDITED

                                                    Three Months Ended
                                                       December 31,
                                                   1996            1997
                                               ------------    ------------
                                                      (In thousands,
                                                   except per share data)
Net sales                                      $      9,869    $     32,080
Cost of sales                                         5,914          19,986
                                               ------------    ------------
Gross profit                                          3,955          12,094

Selling, general and
   administrative expenses                            3,239           8,069
Amortization                                            142             432
                                               ------------    ------------
Operating Income                                        574           3,593

Other income (expense):
   Interest expense                                    (260)           (289)
   Other net                                            (12)             27
                                               ------------    ------------
Income Before Income Taxes                              302           3,331
Income taxes                                             75           1,316
                                               ------------    ------------
Net Income                                     $        227    $      2,015
                                               ============    ============

Earnings per Common Share:
   Basic                                       $       0.11    $       0.17
   Assuming Dilution                           $       0.04    $       0.16

Weighted Average Common Shares Outstanding:
   Basic                                              2,085          11,907
   Assuming Dilution                                  5,593          12,843


                See notes to consolidated financial statements


                     PART I, ITEM I   FINANCIAL STATEMENTS

                       WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

                                                        Three Months Ended
                                                           December 31,
                                                         1996        1997
                                                       --------    ---------
                                                          (In thousands)

OPERATING ACTIVITIES
Net income                                             $    227    $   2,015
Adjustments to reconcile net income to net cash
   used by operating activities:
   Depreciation and amortization                            223          663
   Deferred income taxes                                     --          497
   Changes in working capital:
      Accounts receivable                                  (959)       5,891
      Inventories                                          (548)        (323)
      Costs in excess of billings                          (503)      (3,662)
      Refundable income taxes                                            137
      Other assets                                         (246)      (2,057)
      Accounts payable                                    1,629       (1,814)
      Accrued expenses                                      182         (469)
      Billings in excess of cost                           (121)      (1,926)
      Accrued income taxes                                   16          624
                                                       --------    ---------
Net cash used by operating activities                      (100)        (424)

INVESTING ACTIVITIES
Purchases of equipment                                     (199)        (517)
Purchases of subsidiaries, net of cash acquired            (213)      (1,274)
                                                       --------    ---------
Net cash used in financing activities                      (412)      (1,791)

FINANCING ACTIVITIES
Proceeds from long term borrowings                        1,587        3,387
Payments on long term borrowings                           (698)        (730)
Proceeds from sale of common stock                           --          400
                                                       --------    ---------
Net cash provided by financing activities                   889        3,057

Effect of exchange rate changes on cash                      --         (282)


Increases in cash and cash equivalents                      377          560
Cash and cash equivalents at beginning of period            119        2,482
                                                       --------    ---------
Cash and cash equivalents at end of period             $    496    $   3,042
                                                       ========    =========

                See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

                (Information as of December 31, 1997 and for the three months ended December 31, 1996 and 1997 is unaudited)


1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

2.    INVENTORIES

Inventories consisted of the following (thousands of dollars):


                                                   September 30,    December 31,
                                                       1997             1997
                                                   -------------    ------------
Raw materials and supplies                         $       4,821    $      5,546
Work in process and finished goods                         5,322           4,761
                                                   -------------    ------------
                                                   $      10,143    $     10,307
                                                   =============    ============

3.    CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (thousands of dollars):


                                                   September 30,    December 31,
                                                       1997            1997
                                                   -------------    ------------

Contract costs incurred to date                    $      17,033    $     21,548
Estimated profits                                          7,793          10,512
                                                   -------------    ------------
Contract revenue earned to date                           24,826          32,060
Less billings to date                                     21,838          23,501
                                                   -------------    ------------
Cost and estimated earnings in excess
      of billings, net                                     2,988    $      8,559
                                                   =============    ============

The above amounts are included in the accompanying consolidated balance sheet as follows (in thousands):

                                                    September 30,   December 31,
                                                        1997            1997
                                                    -------------   ------------

Costs in excess of billings                         $       6,413   $     10,040
Billings in excess of cost                                  3,425          1,481
                                                    -------------   ------------
                                                    $       2,988   $      8,559
                                                    =============   ============

4.    SHAREHOLDERS' EQUITY

A progression of shareholders' equity follows (thousands of dollars):


                                                             Foreign
                                                 Additional  Currency                  Total
                                       Common     Paid-in   Translation  Retained  Shareholders'
                                       Stock      Capital   Adjustment   Earnings     Equity
                                       -----      -------   ----------   --------     ------
Balance at September 30, 1997         $   12     $ 70,739    $  (   44)  $    166     $ 70,873
Exercise of 1,000 stock options           --            4                                    4
Issuance of 42,384 shares of common
  stock in connection with the
  employee stock purchase plan            --          396                                  396
Net income                                                                  2,015        2,015
Other                                                           (1,762)                 (1,762)
                                      ------     --------    ---------   --------     --------
Balance at December 31, 1997          $   12     $ 71,139    $  (1,806)  $  2,181     $ 71,526
                                      ======     ========    =========   ========     ========

5.    EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, Earnings Per Share, which replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In addition, effective February 3, 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 98. SAB No. 98 revises the views of the staff contained in certain topics of the staff accounting bulletin series, including SAB No. 83 - Earnings Per Share Computations in an Initial Public Offering, to be consistent with the provisions of SFAS No. 128. All earnings per share amounts for all periods have been restated to conform to the requirements of SFAS No. 128 and SAB No. 98.

The following table sets forth the computation of basic and diluted earnings per share as required by Statement 128 (in thousands, except per share data):

                                                              Three Months Ended
                                                                 December 31,
                                                                1996     1997
                                                                ----     ----
Numerator:
  Numerator for basic earnings per share-
    net income                                                 $  227   $2,015
  Effect of dilutive securities-interest on convertible
     subordinated notes, net of tax                                --        8
                                                               ------   ------
  Numerator for diluted earnings per share-
    income available to common stockholders
    after assumed conversions                                  $  227   $2,023
                                                               ======   ======

Denominator:
  Average shares outstanding-basic                              2,085   11,907

  Effect of dilutive securities:
    Conversion of preferred stock into common stock             3,250       --
    Stock options and warrants                                    258      858
    Convertible subordinated notes                                 --       78
                                                               ------   ------
  Dilutive potential common shares                              3,508      936
                                                               ------   ------
  Denominator for diluted earnings per share-adjusted
    weighted average shares and assumed conversions             5,593   12,843
                                                               ======   ======
Earnings per Common Share:
  Basic                                                        $ 0.11   $ 0.17
                                                               ======   ======
  Assuming dilution                                            $ 0.04   $ 0.16
                                                               ======   ======


Certain stock options outstanding were excluded from the computation of diluted earnings per share since the exercise prices were greater than the average market price of common shares during the quarter ended December 31, 1997, and therefore, would have an antidilutive effect on earnings per share. Further, conversion into common shares of certain outstanding convertible subordinated notes have been excluded from the computation of diluted earnings per share since they would have an antidilutive effect on earnings per share.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        WATERLINK, INC. AND SUBSIDIARIES

OVERVIEW

         The Company is an international provider of integrated water purification and wastewater treatment solutions, principally to industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994 and has grown externally by completing ten acquisitions of seventeen operating companies and internally.

         As part of its strategic plan, the Company intends to continue an aggressive acquisition program. The Company's acquisition program targets businesses which provide the Company with complementary systems, equipment and services, and broadens its customer and geographic base. The Company seeks companies which provide the potential for synergies with existing businesses. With respect to the acquisitions completed to date, the Company has begun to realize improvement in internal growth rates due to the opportunities to cross-sell systems, equipment and services and as a result of the increased financial, managerial and other resources provided by the Company to its acquired businesses. The Company expects that it will continue to benefit from such synergies as it more fully integrates the acquired businesses into its operations.

         All acquisitions have been accounted for under the purchase method of accounting and are included in the results of operations for the period subsequent to the effective date of acquisition. Due to the timing and magnitude of these acquisitions, results of operations for the periods presented are not necessarily comparable or indicative of operating results for current or future periods.

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

         The Company has experienced quarterly fluctuations in operating results due to the contractual nature of its business and, to a lesser extent, weather conditions. As part of its strategic plan, the Company expects that in the future it may receive contracts that are significantly larger than those received by the Company historically. In addition, certain of such contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as receiving any necessary permits to commence the project. Therefore, the Company expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by the Company of revenues and profits therefrom. In addition, the Company has historically operated with a moderate backlog. However, as a result of its strategic plan, the Company anticipates that both the dollar volume and number of contracts in its backlog will increase significantly. As of December 31, 1997, the Company's backlog was approximately $25.8 million. Therefore, quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on the Company's operating results in any particular quarter. Because of these factors, the Company believes that period-to-period comparisons of its operating results are not necessarily indicative of future performance.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                               Three Months Ended
                                                                  December 31,
                                                                 1996       1997
                                                               ------     ------
Net sales                                                       100.0%     100.0%
Cost of sales                                                    59.9       62.3
                                                               ------     ------
Gross profit                                                     40.1       37.7
Selling, general and
  administrative expenses                                        32.8       25.2
Amortization                                                      1.5        1.3
                                                               ------     ------
Operating income                                                  5.8       11.2

Other income (expense):
  Interest expense                                               (2.6)      (0.9)
  Other - net                                                    (0.1)       0.1
                                                               ------     ------
Income before income taxes                                        3.1       10.4
Income taxes                                                      0.8        4.1
                                                               ------     ------
Net income                                                        2.3%       6.3%
                                                               ======     ======


Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

Net Sales: Net sales for the three months ended December 31, 1997 were $32,080,000, an increase of $22,211,000 from the comparable prior period. The increase was primarily due to the acquisition of the Nordic Water Products Group subsidiaries ("Nordic Group") on March 5, 1997, of Bioclear Technology, Inc. ("Bioclear") and Lanco Environmental Products, Inc. ("Lanco") on June 27, 1997, of Mellegard V.A. Maskiner AB ("MEVA") on September 12, 1997 and of Hycor Corporation ("Hycor") on September 30, 1997. In addition, internal growth accounted for $1,892,000 of the increase, which represented an internal growth rate of 19.2%, primarily due to expansion in overseas markets and to the greater levels of resources provided by the Company to the businesses subsequent to the acquisitions. The Company measures internal growth by comparing each subsidiary's net sales from the months subsequent to their respective acquisition dates during the prior year to those same months in the current year.

Gross Profit: Gross profit for the three months ended December 31, 1997 was $12,094,000, an increase of $8,139,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions and internal growth. Gross margin was 37.7% for 1997 as compared to 40.1% for 1996. Gross margins have been impacted by the March 1997 acquisition of the Nordic Group, which historically experiences lower margins as compared to other Waterlink companies, as well as the finalization of certain lower margin contracts in Germany.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended December 31, 1997 were $8,069,000, an increase of $4,830,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions. Selling, general and administrative expenses as a percentage of net sales were 25.2% as compared to 32.8% for the comparable prior period. This decrease primarily reflects the spreading of selling, general and administrative expenses over a larger revenue base.

Amortization: Amortization expense for the three months ended December 31, 1997 was $432,000, an increase of $290,000 from the comparable prior period. The increase was primarily due to the increased goodwill resulting from the aforementioned acquisitions.

Interest Expense: Interest expense for the three months ended December 31, 1997 was $289,000, an increase of $29,000 from the comparable prior period.

Income Taxes: The effective income tax rate of 39.5% for the three months ended December 31, 1997 is in excess of the United States federal statutory rate of 34% due to primarily to non-deductible goodwill amortization related to certain acquisitions made by the Company as well as state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company's primary sources of liquidity have been (i) borrowings available under credit facilities, (ii) net proceeds from the sale of the Company's common and preferred stock, and (iii) issuance of common stock and seller financing incurred in connection with the Company's completed acquisitions. Historically, the Company's primary uses of capital have been the funding of its acquisition program and working capital expansion. The Company does not currently anticipate making significant capital investments in plant and equipment due to its focus on partnering with vendors which manufacture most of the components used in the Company's systems and equipment.

         For the three months ended December 31, 1997, net cash used by operating activities was $424,000, purchases of equipment totaled $517,000 and purchases of businesses, net of cash acquired, totaled $1,274,000. These cash outlays, financed primarily by long-term borrowings, reflect additional payments made during the quarter related to acquisitions, expansion of working capital requirements and purchases of equipment for existing operations.

         The Company intends to continue pursuing attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company believes that through the end of fiscal 1998, (i) future cash flow from operations, (ii) borrowings under its credit facilities, and (iii) issuances of Common Stock and seller financing incurred in connection with future acquisitions will be sufficient to fund its working capital needs, additional acquisitions and additional contingent consideration related to acquisitions.

Acquisitions

         As part of its strategic plan, the Company has implemented an acquisition program, which has significantly impacted liquidity and capital resources. As of December 31, 1997, the Company has made ten acquisitions consisting of seventeen operating companies for an aggregate consideration of $81,837,000, comprised of $59,026,000 of cash, $7,468,000 of Common Stock, and
$15,343,000 of seller financing and assumed debt, including convertible debt. Of the $15,343,000 of seller financing and assumed debt, $6,160,000 was outstanding at December 31, 1997.

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

Credit Availability

         The Company currently has a $40,000,000 secured, domestic, revolving credit facility with Bank of America National Trust & Savings Association as agent, which expires on June 27, 2000. In connection with the domestic revolving credit facility, the Company also has separate facilities at two overseas subsidiaries of $4,000,000 and $3,000,000, respectively. The $40,000,000 domestic credit facility and the $7,000,000 overseas facilities ("Credit Facility") will be utilized to fund operating activities of the Company as well as future acquisitions.

         Loans under the Credit Facility bear interest at a designated variable base rate plus spreads ranging from 0 to 25 basis points depending on the ratio of total consolidated indebtedness to the Company's earnings before interest, taxes, depreciation and amortization. At the Company's option, the domestic revolving credit facility bears interest based on a designated London interbank offering rate plus spreads ranging from 100 to 200 basis points.

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

          The Company also has in place a $3,000,000 credit facility ("Canadian Line of Credit") with Royal Bank of Canada, a participant in the Credit Facility referred to above, to fund Canadian working capital requirements including banker's acceptances and letters of credit. Interest rates are negotiated on an individual borrowing basis and are related to the Royal Bank of Canada's prime rate. Borrowings are payable upon demand and are guaranteed by Bioclear.

         At December 31, 1997, approximately $31,193,000 was available for future borrowings under the Credit Facility and the Canadian Line of Credit.

         Like many companies, the Company is currently in the process of assessing its computer software, databases and related equipment and operations to determine whether or not modifications will be required to prevent problems related to the year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain computer related applications with respect to dates on or after January 1, 2000, unless corrected. In addition to commencing an assessment of its internal software, databases, equipment and operations, the Company has also commenced inquiry of its outside suppliers and, to the extent feasible, customers, to enable a complete evaluation of the potential impact to the Company. Although preliminary results of its internal assessment have led management to believe that the financial impact of correcting its year 2000 issues would not be material to the Company's financial position or results of operations in any given year, at this time the assessment is not complete and until it is, the Company cannot determine the ultimate impact on it of this issue.

Impact of Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way public companies report segment information in annual financial statements. The statement also requires public companies to report selected segment information in interim financial reports to shareholders. The statement is effective for the Company in fiscal 1999 and restatement of comparative information for earlier years is required in the initial year of adoption. Management does not expect the adoption of SFAS No. 131 to have a material impact on the Company's financial statement disclosures.

FORWARD LOOKING STATEMENTS

         This quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources. Any statements contained herein which are not historical facts or which contain the words intends, seeks, may, expects, believes or anticipates shall be deemed to be forward looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. While forward-looking statements are sometimes presented with numerical specificity, they are based on a variety of assumptions made by management regarding future circumstances over which the Company has little or no control. A number of important factors could cause the Company's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in world economic conditions (including, but not limited to, the potential instability of governments and legal systems in countries in which the Company conducts business, and significant changes in currency valuation), (ii) both the timing of orders and changes in customer demand as they affect sales and product mix (including, but not limited to, the effect of strikes at customers' facilities, variations in backlog and the impact of changes in industrial business cycles),
(iii) competitive factors (including, but not limited to, changes in market penetration and the introduction of new products by existing and new competitors), (iv) changes in operating costs (including, but not limited to, the effects of changes in the Company's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from different levels of customers demands; the effects of unplanned work stoppages; changes in cost of labor and benefits; and the cost and availability of raw materials and energy), (v) the success of the Company's operating plan (including, but not limited to, its ability to achieve the total planned benefits of its strategic plan, its ability to integrate acquisitions into Company operations, and the ability of recently acquired companies to meet satisfactory operating results), and (vi) unanticipated litigation, claims or assessments (including, but not limited to, claims or problems related to product warranty and environmental issues). Readers are referred to the "Forward-Looking Statements" section, commencing on page 20, in the Company's 1997 Annual Report on Form 10-K filed on December 1, 1997, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements herein.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders
-------  -------------------------------------------------

At the annual meeting of stockholders of the Company held on January 15, 1998:

(i)      The following directors were elected to terms expiring in 2001:

         Class I Directors:             For                     Against
                                        ---                     -------
         John R. Miller             10,388,073                  29,704
         Theodore F. Savastano      10,387,573                  30,204

(ii)     To approve the Waterlink, Inc. 1997 Omnibus Incentive Plan of the
         Company:

              For                      Against                    Withheld
              ---                      -------                    --------
           8,127,333                  2,266,139                    24,305

(iii)    To approve the Employee Stock Purchase Plan of the Company:

              For                      Against                    Withheld
              ---                      -------                    --------
           9,483,318                   912,074                     22,385

(iv) To ratify the appointment of Ernst & Young LLP as independent certified public auditors of the Company:

              For                      Against                    Withheld
              ---                      -------                    --------
           10,409,157                   3,800                      4,820

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

         11.1     Computation of earnings per share.

         27.1 Financial Data Schedule as of and for the three months ended December 31, 1997

         (b)   Reports on Form 8-K/A

         Date                       Item        Financial Statements
         ----                       ----        --------------------
         November 24, 1997           #7         Historical Financial Statements of Mellegard
                                                V.A. Maskiner AB

                                                Unaudited Pro Forma Condensed Consolidated
                                                Financial Data

         December 11, 1997           #7         Historical Financial Statements of Hycor
                                                Corporation

                                                Unaudited Pro Forma Condensed Consolidated
                                                Financial Data

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Waterlink, Inc.
                                  (Registrant)


                                  By: /s/ Chet S. Ross
                                      ----------------
                                      Chet S. Ross
                                      President and Chief Executive Officer


                                  By: /s/ Michael J. Vantusko
                                      -----------------------
                                      Michael J. Vantusko
                                      Chief Financial Officer


Dated:  February 12, 1998