Form 10-Q
period 1998-03-31
WATERLINK INC
filed 1998-05-13
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1998
                                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value -12,004,604 shares outstanding as of April 30,
1998

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 1997 and
         March 31, 1998                                                   3 - 4

         Consolidated statements of income - Three months
         ended March 31, 1997 and 1998;  Six months ended March
         31, 1997 and 1998                                                    5

         Consolidated statements of cash flows - Six months
         ended March 31, 1997 and 1998                                        6

         Notes to consolidated financial statements                       7 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    20

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                   March 31,
                                                September 30,        1998
                                                    1997          (Unaudited)
                                                  ---------        ---------
ASSETS                                                   (In thousands)
Current assets:
   Cash and cash equivalents                       $  2,482        $  8,370
   Accounts receivable:
      Trade, net                                     24,625          22,565
      Other                                           1,320           1,693
   Inventories                                       10,143          11,616
   Costs in excess of billings                        6,413          15,990
   Refundable income taxes                              635             496
   Deferred income taxes                                 --             377
   Other current assets                               1,177           2,272
                                                   --------        --------
Total Current Assets                                 46,795          63,379

Property, plant and equipment, at cost:
   Land, buildings and improvements                   2,366           3,445
   Machinery and equipment                            2,536           2,852
   Office equipment                                   1,463           2,219
                                                   --------        --------
                                                      6,365           8,516
   Less accumulated depreciation                        554           1,020
                                                   --------        --------
                                                      5,811           7,496

Other assets:
   Goodwill, net                                     60,419          65,593
   Patents, net                                       1,484           1,456
   Deferred income taxes                                611              --
   Other assets                                         740           4,880
                                                   --------        --------
                                                     63,254          71,929
                                                   --------        --------
Total Assets                                       $115,860        $142,804
                                                   ========        ========


                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                       March 31,
                                                      September 30,      1998
                                                          1997        (Unaudited)
                                                        ---------      ---------
                                                             (In thousands,
                                                            except share data)


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade                                $   9,597      $   9,664
  Accrued expenses                                          9,447         12,672
  Additional purchase price payable                         1,760            150
  Billings in excess of cost                                3,425          3,400
  Accrued income taxes                                        490          1,345
  Deferred income taxes                                       108             --
  Current portion of long-term debt                         2,538          2,103
                                                        ---------      ---------
Total Current Liabilities                                  27,365         29,334

Long-term obligations:
  Long-term debt                                           12,502         33,027
  Convertible subordinated notes-related parties            3,921          6,171
  Deferred income taxes                                        --            438
  Other long-term obligations                               1,199          1,342
                                                        ---------      ---------
                                                           17,622         40,978
Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                    --             --
  Common Stock, voting, $.001 par value,
    Authorized - 40,000,000 shares
    Issued and outstanding - 11,906,326 shares at
      September 30, 1997 and 12,002,104 shares
      at March 31, 1998                                        12             12
  Additional paid-in capital                               70,739         71,133
  Foreign currency translation adjustment                     (44)        (1,051)
  Retained earnings                                           166          2,398
                                                        ---------      ---------
Total Shareholders' Equity                                 70,873         72,492
                                                        ---------      ---------
Total Liabilities and Shareholders' Equity              $ 115,860      $ 142,804
                                                        =========      =========







                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME-UNAUDITED



                                                  Three Months Ended           Six Months Ended
                                                       March 31,                  March 31,
                                                  1997          1998          1997          1998
                                                --------      --------      --------      --------
                                                       (In thousands, except per share data)

Net sales                                       $ 14,858      $ 27,250      $ 24,727      $ 59,330
Cost of sales                                      8,886        17,224        14,800        37,210
                                                --------      --------      --------      --------
Gross Profit                                       5,972        10,026         9,927        22,120

Selling, general and
 administrative expenses                           4,239         8,683         7,478        16,752
Amortization                                         138           410           280           842
                                                --------      --------      --------      --------
Operating Income                                   1,595           933         2,169         4,526

Other income (expense):
 Interest expense                                   (352)         (430)         (612)         (719)
 Other - net                                          87           (46)           75           (19)
                                                --------      --------      --------      --------
Income Before Income Taxes                         1,330           457         1,632         3,788
Income taxes                                         572           240           647         1,556
                                                --------      --------      --------      --------
Net Income                                      $    758      $    217      $    985      $  2,232
                                                ========      ========      ========      ========


Earnings per Common Share:
 Basic                                          $   0.29      $   0.02      $   0.42      $   0.19
 Assuming dilution                              $   0.12      $   0.02      $   0.17      $   0.18


Weighted Average Common Shares Outstanding:
 Basic                                             2,649        11,981         2,364        11,943
 Assuming dilution                                 6,141        12,637         6,132        12,700












                 See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED


                                                         Six Months Ended
                                                            March 31,
                                                       1997          1998
                                                     --------      --------
                                                           (In thousands)
OPERATING ACTIVITIES
Net income                                           $    985      $  2,232
Adjustments to reconcile net income to
 net cash used by operating activities:
 Depreciation and amortization                            442         1,380
 Deferred income taxes                                     --           702

 Changes in working capital:
  Accounts receivable                                  (6,020)        5,494
  Inventories                                           2,325          (748)
  Costs in excess of billings                          (3,611)       (6,495)
  Refundable income taxes                                  --           139
  Other assets                                         (1,053)       (4,178)
  Accounts payable                                      2,067        (1,675)
  Accrued expenses                                      1,498        (1,967)
  Billings in excess of cost                              726          (646)
  Accrued income taxes                                    669           969
                                                     --------      --------
Net cash used by operating activities                  (1,972)       (4,793)

INVESTING ACTIVITIES
Purchases of equipment                                   (439)       (1,175)
Purchases of subsidiaries, net of cash acquired        (8,750)       (8,412)
                                                     --------      --------
Net cash used in financing activities                  (9,189)       (9,587)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                     21,367        20,625
Payments on long-term borrowings                       (6,388)         (535)
Proceeds from sale of common stock                        360           414
                                                     --------      --------
Net cash provided by financing activities              15,339        20,504
                                                     --------      --------

Effect of exchange rate changes on cash                     1          (236)
Increase in cash and cash equivalents                   4,179         5,888
Cash and cash equivalents at beginning of period          119         2,482
                                                     --------      --------
Cash and cash equivalents at end of period           $  4,298      $  8,370
                                                     ========      ========





                 See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

(INFORMATION AS OF MARCH 31, 1998 AND FOR THE THREE AND SIX-MONTH PERIODS ENDED MARCH 31, 1997 AND 1998 IS UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

2.    INVENTORIES

Inventories consisted of the following (thousands of dollars):


                                                September 30,  March 31,
                                                    1997         1998
                                                   -------     -------
          Raw materials and supplies               $ 4,821     $ 6,720
          Work in process and finished goods         5,322       4,896
                                                   -------     -------
                                                   $10,143     $11,616
                                                   =======     =======

3.    CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (thousands of dollars):


                                                September 30,  March 31,
                                                    1997         1998
                                                   -------     -------
          Contract costs incurred to date          $17,033     $39,054
          Estimated profits                          7,793      15,721
                                                   -------     -------
          Contract revenue earned to date           24,826      54,775
          Less billings to date                     21,838      42,185
                                                   -------     -------
          Cost and estimated earnings in excess
                of billings, net                   $ 2,988     $12,590
                                                   =======     =======

The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):


                                                September 30,  March 31,
                                                     1997        1998
                                                   -------     -------
          Costs in excess of billings              $ 6,413     $15,990
          Billings in excess of cost                 3,425       3,400
                                                   -------     -------
                                                   $ 2,988     $12,590
                                                   =======     =======

4.    ACQUISITIONS

On March 2, 1998, the Company acquired Chemitreat Services, Inc. ("C'treat") for approximately $4,500,000; consisting of $2,250,000 in cash and $2,250,000 in convertible subordinated notes. C'treat designs and manufactures pure watermakers for use in the global offshore energy industry. The purchase price includes approximately $3,593,000 of goodwill, which will be amortized on a straight-line basis over 40 years.

On March 25, 1998, the Company acquired Aquafine Engineering Services Limited ("AES") and Purac Engineering Incorporated ("Purac") in a single transaction for approximately $7,571,700 in cash. AES designs and manufactures industrial and municipal water and wastewater systems and solutions principally for the United Kingdom market. Purac designs water and wastewater systems principally for the United States municipal market. The purchase price includes approximately $2,801,000 of goodwill, which will be amortized on a straight-line basis over 40 years.

These acquisitions were accounted for as purchases. The consolidated statements of income of the Company include the results of operations of the acquired businesses for the period subsequent to the effective dates of these acquisitions.

The following unaudited pro forma information presents the consolidated results of operations of the Company assuming the acquisitions discussed above, as well as those completed during the year ended September 30, 1997, were completed on October 1, 1996 (thousands of dollars, except per share data):


                                                Six Months Ended March 31,
                                                     1997       1998
                                                     ----       ----

          Net sales                                $68,026     $69,644
          Operating profit                           6,163       5,613
          Income before income taxes                 3,603       4,579
          Net income                                 2,162       2,747

          Earnings per common share:
              Basic                                $  0.79     $  0.23
              Assuming dilution                    $  0.33     $  0.22

The pro forma results of operations are not indicative of the actual results of operations that would have occurred had the acquisitions been made on the dates indicated, or the results that may be obtained in the future.

5.    CAPITALIZATION

A progression of shareholders' equity follows (thousands of dollars):


                                                                              Foreign
                                                               Additional     Currency                    Total
                                                    Common       Paid-in    Translation     Retained   Shareholders'
                                                    Stock        Capital     Adjustment     Earnings      Equity
                                                    -----        -------     ----------     --------      ------

Balance at September 30, 1997                     $     12      $ 70,739      $    (44)     $    166     $ 70,873
Exercise of 52,466 stock options and warrants            -            18                                       18
Issuance of 42,384 shares of common
  stock in connection with the
  employee stock purchase plan                           -           396                                      396
Issuance of 928 shares of common stock
  in connection with acquisitions                        -            16                                       16
Net income                                                                                     2,232        2,232
Other                                                                (36)     $ (1,007)                    (1,043)
                                                  --------      --------      --------      --------     --------
Balance at March 31, 1998                         $     12      $ 71,133      $ (1,051)     $  2,398     $ 72,492
                                                  ========      ========      ========      ========     ========


6.    EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share as required by Statement 128 (in thousands, except per share data):

                                                            Three Months Ended    Six Months Ended
                                                                March 31,            March 31,
                                                             1997        1998      1997      1998
                                                             ----        ----      ----      ----

Numerator:
  Numerator for basic earnings per share-
    net income                                              $  758     $  217     $  985     $2,232
  Effect of dilutive securities-interest on convertible
     subordinated notes, net of tax                            -          -           40        -
                                                            ------     ------     ------     ------
  Numerator for diluted earnings per share-
    income available to common stockholders
    after assumed conversions                               $  758     $  217     $1,025     $2,232
                                                            ======     ======     ======     ======


Denominator:
  Average shares outstanding- basic                        2,649     11,981      2,364     11,943
  Effect of dilutive securities:
      Conversion of preferred stock into common stock      3,250        -        3,250        -
      Stock options and warrants                             242        656        250        757
      Convertible subordinated notes                         -          -          268        -
                                                          ------     ------     ------     ------
  Dilutive potential common shares                         3,492        656      3,768        757
                                                          ------     ------     ------     ------
  Denominator for diluted earnings per share-adjusted
      weighted average shares and assumed conversions      6,141     12,637      6,132     12,700
                                                          ======     ======     ======     ======
Earnings per common share:
    Basic earnings per share                              $ 0.29     $ 0.02     $ 0.42     $ 0.19
                                                          ======     ======     ======     ======
    Diluted earnings per share                            $ 0.12     $ 0.02     $ 0.17     $ 0.18
                                                          ======     ======     ======     ======



Certain stock options outstanding were excluded from the computation of diluted earnings per share since the exercise prices were greater than the average market price of common shares during the quarter and six months ended March 31, 1998, and therefore, would have an antidilutive effect on earnings per share. Further, conversion into common shares of certain outstanding convertible subordinated notes have been excluded from the computation of diluted earnings per share during the quarter and six-months ended March 31, 1998 since they would have an antidilutive effect on earnings per share.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        WATERLINK, INC. AND SUBSIDIARIES

OVERVIEW

         The Company is an international provider of integrated water purification and wastewater treatment solutions, principally to industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994 and has grown externally by completing twelve acquisitions and internally through industry wide expansion as well as company sponsored programs.

         As part of its strategic plan, the Company intends to continue an aggressive acquisition program. The Company's acquisition program targets businesses which provide the Company with complementary systems, equipment and services, and broadens its customer and geographic base. In addition, the Company seeks companies that provide the potential for synergies with existing businesses. With respect to the acquisitions completed to date, the Company has begun to identify and act upon opportunities to cross-sell systems, equipment and services and as a result of the increased financial, managerial and other resources provided by the Company to its acquired businesses. The Company expects its internal growth rate to be a positive influence to its growth strategy. The Company also expects that it will continue to benefit from such synergies as it more fully integrates the acquired businesses into its operations.

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

         The Company has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. As part of its strategic plan, the Company expects that in the future it may receive contracts that are significantly larger than those received by the Company historically. In addition, certain of such contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as receiving any necessary permits to commence the project. Therefore, the Company expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by the Company of revenues and profits therefrom. In addition, the Company has historically operated with a moderate backlog. However, as a result of its strategic plan, the Company anticipates that both the dollar volume and number of contracts in its backlog will increase significantly. As of March 31, 1998, the Company's backlog was approximately $32.4 million. Therefore, quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on the Company's operating results in any particular quarter. Because of these factors, the Company believes that period-to-period comparisons of its operating results are not necessarily indicative of future performance.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:


                                Three Months Ended       Six Months Ended
                                     March 31,               March 31,
                                  1997        1998        1997       1998
                                 -----       -----       -----       -----
Net sales                        100.0%      100.0%      100.0%      100.0%
Cost of sales                     59.8        63.2        59.9        62.7
                                 -----       -----       -----       -----
Gross profit                      40.2        36.8        40.1        37.3
Selling, general and
  administrative expenses         28.5        31.9        30.2        28.2
Amortization                       1.0         1.5         1.1         1.5
                                 -----       -----       -----       -----
Operating income                  10.7         3.4         8.8         7.6

Other income (expense):
  Interest expense                (2.4)       (1.6)       (2.5)       (1.2)
  Other - net                      0.6        (0.1)        0.3          --
                                 -----       -----       -----       -----
Income before income taxes         8.9         1.7         6.6         6.4
Income taxes                       3.8         0.9         2.6         2.6
                                 -----       -----       -----       -----
Net income                         5.1%        0.8%        4.0%        3.8%
                                 =====       =====       =====       =====

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net Sales: Net sales for the three months ended March 31, 1998 were $27,250,000, an increase of $12,392,000 from the comparable prior period. The increase was primarily due to the timing of the following acquisitions:

-  Nordic Water Products Group subsidiaries ("Nordic Group")  March 5, 1997
-  Bioclear Technology, Inc. ("Bioclear")                     June 27, 1997
-  Lanco Environmental Products, Inc. ("Lanco")               June 27, 1997
-  Mellegard V.A. Maskiner AB ("Meva")                        September 12, 1997
-  Hycor Corporation ("Hycor")                                September 30, 1997
-  Chemitreat Services, Inc. ("C'treat")                      March 2, 1998
-  Aquafine Engineering Limited ("AES")                       March 25, 1998

-  Purac Engineering Incorporated ("Purac")                   March 25, 1998



In addition, internal growth accounted for $324,000 of the increase, which represented an internal growth rate of 2.2%. The Company measures internal growth by comparing each subsidiary's net sales from the months subsequent to their respective acquisition dates during the prior year to those same months in the current year.

Gross Profit: Gross profit for the three months ended March 31, 1998 was $10,026,000, an increase of $4,054,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions. Gross margin was 36.8% for the 1998 quarter as compared to 40.2% for the 1997 quarter. Gross margins have been impacted by the March 1997 acquisition of the Nordic Group, which historically experiences lower margins as compared to other Waterlink companies.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended March 31, 1998 were $8,683,000, an increase of $4,444,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions. Selling, general and administrative expenses as a percentage of net sales were 31.9% as compared to 28.5% for the comparable prior period. This percentage increase is the result of a strong sales performance at one of the Company's larger subsidiaries during the previous year which could not be duplicated in the current year; as well as the Company's continued commitment to support the necessary expenses related to its long-term internal growth and cross selling programs. Lower than anticipated sales during the quarter ended March 31, 1998, primarily attributable to the timing of certain orders, also contributed to this percentage increase.

Amortization: Amortization expense for the three months ended March 31, 1998 was $410,000, an increase of $272,000 from the comparable prior period. The increase was primarily due to the increased goodwill resulting from the aforementioned acquisitions.

Interest Expense: Interest expense for the three months ended March 31, 1998 was $430,000, an increase of $78,000 from the comparable prior period primarily due to increased borrowings related to the Company's ongoing acquisition program.

Income Taxes: The effective income tax rate of 52.5% for the three months ended March 31, 1998 is in excess of the United States federal statutory rate of 34% due primarily to non-deductible goodwill amortization related to certain acquisitions made by the Company as well as state and local income taxes. The effective tax rate was 43.0% in the corresponding period in the prior year. The non-deductible goodwill amortization had a more significant effect on the overall tax rate in the quarter ended March 31, 1998 as income before income taxes was significantly less than the corresponding period in the prior year while non-deductible goodwill increased.

Six Months Ended March 31, 1998 Compared to Six Months Ended March 31, 1997

Net Sales: Net sales for the six months ended March 31, 1998 were $59,330,000, an increase of $34,603,000 from the comparable prior period. The increase was primarily due to the timing of the acquisitions previously described. In addition, internal growth accounted for $2,672,000 of the increase, which represented an internal growth rate of 10.8%, primarily reflecting industry expansion in overseas markets.

Gross Profit: Gross profit for the six months ended March 31, 1998 was $22,120,000, an increase of $12,193,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions and internal growth. Gross margin was 37.3% for 1998 as compared to 40.1% for 1997. Gross margins have been impacted by the March 1997 acquisition of the Nordic Group, which historically experiences lower margins as compared to other Waterlink companies, as well as the finalization of certain lower margin contracts in Germany.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the six months ended March 31, 1998 were $16,752,000, an increase of $9,274,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions. Selling, general and administrative expenses as a percentage of net sales were 28.2% as compared to 30.2% for the comparable prior period. This decrease primarily reflects the spreading of selling, general and administrative expenses over a larger revenue base.

Amortization: Amortization expense for the six months ended March 31, 1998 was $842,000, an increase of $562,000 from the comparable prior period. The increase was primarily due to the increased goodwill resulting from the aforementioned acquisitions.

Interest Expense: Interest expense for the six months ended March 31, 1998 was $719,000, an increase of $107,000 from the comparable prior period primarily due to increased borrowings related to the Company's ongoing acquisition program.

Income Taxes: The effective income tax rate of 41.1% for the six months ended March 31, 1998 is in excess of the United States federal statutory rate of 34% due primarily to non-deductible goodwill amortization related to certain acquisitions made by the Company as well as state and local income taxes.


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

         For the six months ended March 31, 1998, net cash used by operating activities was $4,793,000, purchases of equipment totaled $1,175,000 and purchases of businesses, net of cash acquired, totaled $8,412,000. These cash outlays, financed primarily by long-term borrowings, reflect the cash purchase price of acquisitions as well as additional payments made during the period related to acquisitions, expansion of working capital requirements and purchases of equipment for existing operations.

         The Company intends to continue pursuing attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. On April 3, 1998, the Company announced that it recently entered into a letter of intent to purchase a group of companies with combined revenues of over $55 million. These revenues, which are primarily recurring in nature, should reduce the impact of the contractual nature of its businesses on a quarterly basis. Although there can be no assurances, this acquisition is scheduled to close in June 1998. The transaction, if completed, will be the largest acquisition in Waterlink's history. The Company has recently received a commitment from Bank of America National Trust & Savings Association as agent to amend and restate the $40,000,000 domestic revolving credit facility described below and enter into a $110,000,000 secured, domestic facility, comprised of a $75,000,000 revolving facility and a $35,000,000 term loan. Expected proceeds of this facility will be used to fund the acquisition described above, refinance existing borrowings and fund working capital needs of the Company. Upon the closing of this facility the Company will have increased its current and long term debt to be in excess of stockholder's equity and will bear the risks associated with increased leverage.

          The Company believes that through the end of fiscal 1998, (i) future cash flow from operations, (ii) borrowings under expanded credit facilities described above, and (iii) issuances of Common Stock and seller financing incurred in connection with future acquisitions will be sufficient to fund its working capital needs, additional acquisitions and additional contingent consideration related to acquisitions.

Acquisitions

         During the six months ended March 31, 1998, the Company completed two acquisitions for an aggregate consideration of $12,071,700, comprised of $9,821,700 of cash and $2,250,000 of seller financing in the form of convertible debt.

         In connection with certain of its acquisitions, the Company may be required to make additional purchase consideration payments of up to $8,045,000, contingent upon the achievement of certain operating results through fiscal 2000. The payments that may be required in fiscal 1998, 1999 and 2000 are $4,100,000, $2,213,000 and $1,732,000, respectively. In connection with two of the Company's acquisitions, the Company also may be required to make other additional purchase consideration payments in the form of cash and Common Stock, in an amount equal to a fixed percentage of the excess of certain specified annual earnings targets through fiscal 2000. Since such additional purchase consideration payments, if any, are based on a fixed percentage of such excess amount, there is no maximum amount for such payments. Any such additional purchase consideration payments will be treated as additional goodwill for accounting purposes.

         The Company, from time to time, has and expects to make in the future strategic investments in industry related companies. During the quarter ended March 31, 1998 the Company invested in Aquatec Water Systems, Incorporated ("Aquatec"), a designer and manufacturer of specialized multi-chamber pumps for the pure water industry, $700,000 in the form of a subordinated debt instrument and expects to make a like investment in the quarter ending June 30, 1998. These investments, in the form of subordinated debt, are convertible into approximately 30% of the equity of Aquatec. The Company also has the option to purchase at any time through March 2001 the remaining equity of Aquatec at a pre-determined formula based on earnings.

Credit Availability

         The Company currently has a $40,000,000 secured, domestic, revolving credit facility with Bank of America National Trust & Savings Association as agent, which expires on June 27, 2000. In connection with the domestic revolving credit facility, the Company also has separate facilities at two of its overseas subsidiaries of $4,000,000 and $3,000,000, respectively. The $40,000,000 domestic credit facility and the $7,000,000 overseas facilities ("Credit Facility") will be utilized to fund operating activities of the Company as well as future acquisitions.

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

           The Credit Facility restricts or prohibits the Company from many actions, including paying dividends and incurring or assuming other indebtedness or liens. The Company's obligations under the Credit Facility are secured by liens on substantially all of the Company's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of the Company's subsidiaries. The Company has guaranteed the payment by its two overseas subsidiaries of their obligations under the overseas facilities. The two overseas subsidiaries have given a negative pledge of their assets in connection with the overseas facilities.

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

         At March 31, 1998, approximately $13,576,000 was available for future borrowings under the Credit Facility and the Canadian Line of Credit.

Year 2000

         Like many companies, the Company is currently in the process of assessing its computer software, databases and related equipment and operations to determine whether or not modifications will be required to prevent problems related to the year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain computer related applications with respect to dates on or after January 1, 2000, unless corrected. In addition to commencing an assessment of its internal software, databases, equipment and operations, the Company has also commenced inquiry of its outside suppliers and, to the extent feasible, customers to enable a complete evaluation of the potential impact to the Company. Although preliminary results of its internal assessment have led management to believe that the financial impact of correcting its year 2000 issues would not be material to the Company's financial position or results of operations in any given year, at this time the assessment is not complete and until it is, the Company cannot determine the ultimate impact of this issue.


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


FORWARD LOOKING STATEMENTS

         This quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources. Any statements contained herein which are not historical facts or which contain the words intends, seeks, may, expects, believes or anticipates shall be deemed to be forward looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. While forward-looking statements are sometimes presented with numerical specificity, they are based on a variety of assumptions made by management regarding future circumstances over which the Company has little or no control. A number of important factors could cause the Company's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in world economic conditions (including, but not limited to, the potential instability of governments, legal and banking systems in countries in which the Company conducts business, and significant changes in currency valuation), (ii) both the timing of orders and changes in customer demand as they affect sales and product mix (including, but not limited to, the effect of strikes at customers' facilities, variations in backlog and the impact of changes in industrial business cycles), (iii) competitive factors (including, but not limited to, changes in market penetration and the introduction of new products by existing and new competitors), (iv) changes in operating costs (including, but not limited to, the effects of changes in the Company's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from different levels of customers demands; the effects of unplanned work stoppages; changes in cost of labor and benefits; and the cost and availability of raw materials and energy), (v) the success of the Company's operating plan (including, but not limited to, its ability to achieve the total planned benefits of its strategic plan, its ability to integrate acquisitions into Company operations, and the ability of recently acquired companies to meet satisfactory operating results), and (vi) unanticipated litigation, claims or assessments (including, but not limited to, claims or problems related to product warranty and environmental issues). Readers are referred to the "Forward-Looking Statements" section, commencing on page 20, in the Company's 1997 Annual Report on Form 10-K filed on December 1, 1997, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements herein.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)  Exhibits

         11.1   Computation of earnings per share.

         27.1 Financial Data Schedule as of and for the six months ended March 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Waterlink, Inc.
                                  (Registrant)


                                  By: /s/ Chet S. Ross
                                      ---------------------------------------
                                        Chet S. Ross
                                        President and Chief Executive Officer


                                  By: /s/ Michael J. Vantusko
                                      ---------------------------------------
                                        Michael J. Vantusko
                                        Chief Financial Officer


Dated:  May 13, 1998