Form 10-Q
period 1998-06-30
WATERLINK INC
filed 1998-08-12
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1998
                                                           or
(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

      For the transition period from                 to
                                    -----------------  ------------------

                         Commission File Number 1-13041

                                 WATERLINK, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    34-1788678
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                    ----------------------------------------

                       4100 Holiday Street N.W., Suite 201
                               Canton, Ohio 44718
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                    ----------------------------------------

                                  330-649-4000
              (Registrant's Telephone Number, Including Area Code)

                    ----------------------------------------


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

Common Stock, $.001 par value -12,065,204 shares outstanding as of July 31, 1998

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                                          PAGE
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 1997 and
         June 30, 1998                                                                    3 - 4

         Consolidated statements of operations - Three months
         ended June 30, 1997 and 1998;  Nine months ended
         June 30, 1997 and 1998                                                               5

         Consolidated statements of cash flows - Nine months
         ended June 30, 1997 and 1998                                                         6

         Notes to consolidated financial statements                                      7 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                    12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                    21

Signatures                                                                                   22

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                             September 30,         1998
                                                 1997           (Unaudited)
                                             -------------      -----------
ASSETS                                               (In thousands)
Current assets:
   Cash and cash equivalents                    $  2,482         $  9,148
   Accounts receivable:
      Trade, net                                  24,625           31,391
      Other                                        1,320            1,098
   Inventories                                    10,143           20,791
   Costs in excess of billings                     6,413           20,033
   Refundable income taxes                           635              332
   Deferred income taxes                              --            1,067
   Other current assets                            1,177            4,149
                                                --------         --------
Total Current Assets                              46,795           88,009

Property, plant and equipment, at cost:
   Land, buildings and improvements                2,366            4,542
   Machinery and equipment                         2,536            8,168
   Office equipment                                1,463            2,772
                                                --------         --------
                                                   6,365           15,482
   Less accumulated depreciation                     554            1,408
                                                --------         --------
                                                   5,811           14,074

Other assets:
   Goodwill, net                                  60,419           93,825
   Patents, net                                    1,484            1,431
   Deferred income taxes                             611               --
   Other assets                                      740            6,757
                                                --------         --------
                                                  63,254          102,013
                                                --------         --------
Total Assets                                    $115,860         $204,096
                                                ========         ========












                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                      June 30,
                                                      September 30,     1998
                                                          1997       (Unaudited)
                                                      -------------  -----------
                                                                (In thousands,
                                                             except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade                                $   9,597    $  13,387
  Accrued expenses                                          9,447       21,274
  Additional purchase price payable                         1,760           75
  Billings in excess of cost                                3,425        5,515
  Accrued income taxes                                        490        2,446
  Deferred income taxes                                       108           --
  Current portion of long-term debt                         2,538        2,733
                                                        ---------    ---------
Total Current Liabilities                                  27,365       45,430

Long-term obligations:
  Long-term debt                                           12,502       79,336
  Convertible subordinated notes-related parties            3,921        5,921
  Deferred income taxes                                        --          251
  Other long-term obligations                               1,199        1,335
                                                        ---------    ---------
                                                           17,622       86,843

Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                    --           --
  Common Stock, voting, $.001 par value,
    Authorized - 40,000,000 shares
    Issued and outstanding - 11,906,326 shares at
      September 30, 1997 and 12,014,004 shares
      at June 30, 1998                                         12           12
    Additional paid-in capital                             70,739       71,137
    Foreign currency translation adjustment                   (44)      (1,556)
    Retained earnings                                         166        2,230
                                                        ---------    ---------
Total Shareholders' Equity                                 70,873       71,823
                                                        ---------    ---------
Total Liabilities and Shareholders' Equity              $ 115,860    $ 204,096
                                                        =========    =========





                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED


                                                       Three Months Ended              Nine Months Ended
                                                            June 30,                        June 30,
                                                      1997            1998            1997            1998
                                                    --------        --------        --------        --------
                                                                (In thousands, except per share data)
Net sales                                           $ 16,316        $ 34,937        $ 41,043        $ 94,267
Cost of sales                                         10,276          21,387          25,076          58,597
                                                    --------        --------        --------        --------
Gross Profit                                           6,040          13,550          15,967          35,670
Selling, general and
  administrative expenses                              5,135          10,706          12,613          27,458
Special management compensation                        2,630           1,494           2,630           1,494
Amortization                                             154             570             434           1,412
                                                    --------        --------        --------        --------
Operating Income (Loss)                               (1,879)            780             290           5,306

Other income (expense):
  Interest expense                                      (544)         (1,018)         (1,156)         (1,737)
  Other - net                                              3             145              78             126
                                                    --------        --------        --------        --------
Income (Loss) Before Income Taxes                     (2,420)            (93)           (788)          3,695
Income taxes (benefit)                                  (943)             75            (296)          1,631
                                                    --------        --------        --------        --------
Income (Loss) Before Extraordinary Item               (1,477)           (168)           (492)          2,064
Extraordinary item, net of applicable income
    taxes of $257,000                                   (385)             --            (385)             --
                                                    --------        --------        --------        --------
Net Income (Loss)                                   $ (1,862)       $   (168)       $   (877)       $  2,064
                                                    ========        ========        ========        ========


Earnings (Loss) per Common Share:
  Basic
    Income (loss) before extraordinary item         $  (0.47)       $  (0.01)       $  (0.19)       $   0.17
    Extraordinary item                                 (0.12)             --           (0.15)             --
                                                    --------        --------        --------        --------
    Net income (loss) per common share              $  (0.59)       $  (0.01)       $  (0.34)       $   0.17
                                                    ========        ========        ========        ========
  Assuming dilution
    Income (loss) before extraordinary item         $  (0.47)       $  (0.01)       $  (0.19)       $   0.16
    Extraordinary item                                 (0.12)             --           (0.15)             --
                                                    --------        --------        --------        --------
    Net income (loss) per common share              $  (0.59)       $  (0.01)       $  (0.34)       $   0.16
                                                    ========        ========        ========        ========

  Weighted Average Common Shares Outstanding:
    Basic                                              3,132          12,006           2,619          11,964
    Assuming dilution                                  3,132          12,006           2,619          12,641


                 See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED


                                                          Nine Months Ended
                                                               June 30,
                                                         1997            1998
                                                       --------        --------
                                                           (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                      $   (877)       $  2,064
Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
  Extraordinary item                                        385              --
  Special management charges                              2,630           1,494
  Depreciation and amortization                             593           2,400
  Deferred income taxes                                      --             501
  Changes in working capital:
    Accounts receivable                                  (3,986)          6,103
    Inventories                                           5,182          (1,357)
    Costs in excess of billings                          (7,708)        (10,351)
    Refundable income taxes                                  --             303
    Other assets                                         (2,250)         (6,355)
    Accounts payable                                        690            (973)
    Accrued expenses                                       (853)          1,545
    Billings in excess of cost                              838          (1,125)
    Accrued income taxes                                  1,312           1,427
                                                       --------        --------
Net cash used by operating activities                    (4,044)         (4,324)

INVESTING ACTIVITIES
Purchases of equipment                                     (476)         (1,671)
Purchases of subsidiaries, net of cash acquired         (25,785)        (52,667)
                                                       --------        --------
Net cash used in financing activities                   (26,261)        (54,338)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                       21,110          67,176
Payments on long-term borrowings                        (30,855)         (1,213)
Proceeds from sale of common stock                       43,569             456
                                                       --------        --------
Net cash provided by financing activities                33,824          66,419
                                                       --------        --------

Effect of exchange rate changes on cash                     (65)         (1,091)

Increase in cash and cash equivalents
                                                          3,454           6,666
Cash and cash equivalents at beginning of period            119           2,482
                                                       --------        --------
Cash and cash equivalents at end of period             $  3,573        $  9,148
                                                       ========        ========



                 See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

    (INFORMATION AS OF JUNE 30, 1998 AND FOR THE THREE AND NINE-MONTH PERIODS
                   ENDED JUNE 30, 1997 AND 1998 IS UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

2.    INVENTORIES

Inventories consisted of the following (thousands of dollars):

                                                            September 30,              June 30,
                                                                 1997                   1998
                                                               -------                 -------
         Raw materials and supplies                            $ 4,821                 $11,698
         Work in process and finished goods                      5,322                   9,093
                                                               -------                 -------
                                                               $10,143                 $20,791
                                                               =======                 =======

3.    CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (thousands of dollars):

                                                              September 30,          June 30,
                                                                  1997                 1998
                                                                 -------              -------
          Contract costs incurred to date                        $17,033              $50,772
          Estimated profits                                        7,793               22,381
                                                                 -------              -------
          Contract revenue earned to date                         24,826               73,153
          Less billings to date                                   21,838               58,635
                                                                 -------              -------
          Cost and estimated earnings in excess
                of billings, net                                 $ 2,988              $14,518
                                                                 =======              =======

The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                                               September 30,              June 30,
                                                                   1997                      1998
                                                                 --------                  --------
      Costs in excess of billings                                $  6,413                  $ 20,033
      Billings in excess of cost                                    3,425                     5,515
                                                                 --------                  --------
                                                                 $  2,988                  $ 14,518
                                                                 ========                  ========


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

On June 5, 1998, the Company acquired Barnebey & Sutcliffe Corporation ("Barnebey"), Sutcliffe Speakman Carbons Limited ("Carbons"), and Sutcliffe Croftshaw Limited ("Croftshaw") in a single transaction for approximately $45,000,000 in cash. Barnebey is located in the United States and Carbons and Croftshaw are located in the United Kingdom. These three companies ("Carbons Group") design, manufacture and market products and services utilizing activated carbon for separation, concentration and purification of water, liquid and gases. The purchase price includes approximately $28,399,000 of goodwill, which will be amortized on a straight-line basis over 40 years.

These acquisitions were accounted for as purchases. The allocation of the purchase price for these acquisitions are based on estimates of the fair market value of the net assets acquired and are subject to adjustment. The consolidated statements of operations of the Company include the results of operations of the acquired businesses for the period subsequent to the effective dates of these acquisitions.

The following unaudited pro forma information presents the consolidated results of operations of the Company assuming the acquisitions discussed above, as well as those completed during the year ended September 30, 1997, were completed on October 1, 1996 (thousands of dollars, except per share data):

                                                            Nine Months Ended June 30,
                                                               1997           1998
                                                             --------       --------
          Net sales                                          $136,176       $142,621
          Operating profit                                      8,374          9,374
          Income before income taxes                            1,744          5,114
          Income before extraordinary item                      1,046          3,069
          Net income                                              661          3,069

          Earnings per common share-basic:
              Income before extraordinary item               $   0.33       $   0.26
              Net income                                     $   0.21       $   0.26
          Earnings per common share-assuming dilution:
              Income before extraordinary item               $   0.15       $   0.24
              Net income                                     $   0.10       $   0.24

The pro forma results of operations are not indicative of the actual results of operations that would have occurred had the acquisitions been made on the dates indicated, or the results that may be obtained in the future.

5.    CAPITALIZATION

On June 5, 1998, concurrent with the acquisition of the Carbons Group, the Company amended and restated its then existing $40,000,000 domestic revolving credit facility with Bank of America National Trust & Savings Association as agent by entering into a $110,000,000 secured, domestic facility, comprised of a $75,000,000 revolving facility and a $35,000,000 term loan.

A progression of shareholders' equity follows (thousands of dollars):

                                                                               Foreign
                                                                 Additional    Currency                      Total
                                                      Common       Paid-in   Translation     Retained    Shareholders'
                                                      Stock        Capital    Adjustment     Earnings       Equity
                                                      -----        -------    ----------     --------       ------
Balance at September 30, 1997                         $   12      $70,739        $   (44)    $    166       $70,873
Exercise of 64,366 stock options and warrants             --           60                                        60
Issuance of 42,384 shares of common
  stock in connection with the
  employee stock purchase plan                            --          396                                       396
Issuance of 928 shares of common stock
  in connection with acquisitions                         --           16                                        16
Net income                                                                                      2,064         2,064
Other                                                                 (74)        (1,512)                    (1,586)
                                                      ------      -------        -------      -------       -------
Balance at June 30, 1998                              $   12      $71,137        $(1,556)     $ 2,230       $71,823
                                                      ======      =======        =======      =======       =======


6.    SPECIAL MANAGEMENT CHARGES

In June 1997, the Company incurred a special charge to operations of $2,630,000, resulting primarily from the issuance, concurrent with the Company's initial public offering of its common stock, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 was non-cash and the remainder represented cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance. This special charge after income taxes on a per share basis, assuming dilution, was $0.60 and $0.50 for the nine months and three months ended June 30, 1997, respectively.

Effective June 5, 1998, Chet S. Ross resigned as the Company's president and chief executive officer. Effective June 8, 1998, T. Scott King became the Company's president and chief executive officer. In addition to this management change, the Company appointed Henrik Kallen as its European President of Water and Wastewater Systems. Due to these changes, the Company incurred a special management charge of $1,494,000 during the quarter ended June 30, 1998 primarily attributable to the costs related to the contractual obligations of the Company to its former chief executive officer and the costs necessary to recruit executives to the Company. This special charge after income taxes on a per share basis, assuming dilution, was $0.07 for the nine months and three months ended June 30, 1998.

7.    EXTRAORDINARY ITEM

During June 1997, the Company completed an initial public offering of its common stock and used a portion of the proceeds to repay substantially all of its outstanding indebtedness. In addition, concurrent with the initial public offering, a note purchase agreement which would have allowed the Company to borrow up to $10 million in subordinated indebtedness terminated in accordance with its terms. In connection with the early retirement of certain indebtedness and the termination of the note purchase agreement, the Company realized an extraordinary charge of $385,000, net of taxes of $257,000, related to the write-off of unamortized debt issuance costs and discounts associated with this indebtedness. This extraordinary item on a per share basis, assuming dilution, was $0.15 and $0.12 for the nine months and three months ended June 30, 1997, respectively.

8.    EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In addition, during 1998 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 98. SAB No. 98 revised the views of the staff contained in certain topics of the staff accounting bulletin series, including SAB No. 83 - Earnings per Share Computations in an Initial Public Offering, to be consistent with the provisions of Statement 128. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of Statement 128 and SAB No. 98.

The following table sets forth the computation of basic and diluted earnings per share as required by Statement 128 (in thousands, except per share data):

                                                                       Three Months Ended                Nine Months Ended
                                                                             June 30,                         June 30,
                                                                       1997            1998              1997         1998
                                                                       ----            ----              -----        ----
Numerator:
 Income (loss) before extraordinary item                             $(1,477)         $  (168)          $ (492)     $ 2,064
 Extraordinary item                                                   (  385)              --             (385)          --
                                                                     --------         -------           ------      -------
 Numerator for basic and diluted earnings per share                  $(1,862)         $  (168)          $ (877)     $ 2,064
                                                                     ========         =======           ======      =======

                                                                       Three Months Ended                Nine Months Ended
                                                                             June 30,                         June 30,
                                                                       1997            1998              1997         1998
                                                                       ----            ----              -----        ----
Denominator:
  Average shares outstanding- basic                                    3,132           12,006            2,619       11,964
  Effect of dilutive securities:
      Stock options and warrants                                          --               --               --          677
                                                                     -------          -------          -------      -------
  Denominator for diluted earnings per share-
      weighted average shares and assumed conversions                  3,132           12,006            2,619       12,641
                                                                     =======          =======          =======      =======

Earnings (loss) per common share-basic:
      Income (loss) before extraordinary item                        $ (0.47)         $ (0.01)          $(0.19)       $0.17
      Extraordinary item                                               (0.12)              --            (0.15)          --
                                                                     -------          -------           ------       ------

      Net income (loss)                                              $ (0.59)         $ (0.01)          $(0.34)       $0.17
                                                                     =======          =======           ======       ======

 Earnings (loss) per common share-assuming dilution:
      Income (loss) before extraordinary item                        $ (0.47)         $ (0.01)          $(0.19)       $0.16
      Extraordinary item                                               (0.12)              --            (0.15)          --
                                                                     -------          -------           ------       ------
      Net income (loss)                                              $ (0.59)         $ (0.01)          $(0.34)       $0.16
                                                                     ========         =======           ======       ======


Certain stock options outstanding were excluded from the computation of diluted earnings per share since the exercise prices were greater than the average market price of common shares during the nine-months ended June 30, 1998, and therefore, would have an antidilutive effect on earnings per share. Further, conversion into common shares of certain outstanding convertible subordinated notes have been excluded from the computation of diluted earnings per share for the nine months ended June 30, 1998 since they would have an antidilutive effect on earnings per share. For the three months ended June 30, 1998 and for the three and nine months ended June 30, 1997, certain issuances of potential common stock have been excluded from the diluted earnings per share computation since their inclusion in the computation would have an antidilutive effect on earnings per share.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        WATERLINK, INC. AND SUBSIDIARIES

OVERVIEW

         The Company is an international provider of integrated water purification and wastewater treatment solutions, principally to industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994 and has grown externally by completing thirteen acquisitions and internally through industry wide expansion as well as company sponsored programs.

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

         All acquisitions have been accounted for under the purchase method of accounting and are included in the results of operations for the period subsequent to the effective date of acquisition. Due to the timing and magnitude of these acquisitions, results of operations for the periods presented are not necessarily comparable to or indicative of operating results for current or future periods.

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

         The Company has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. As part of its strategic plan, the Company expects that in the future it may receive contracts that are significantly larger than those received by the Company historically. In addition, certain of such contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as receiving any necessary permits to commence the project. Therefore, the Company expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by the Company of revenues and profits therefrom. In addition, the Company has historically operated with a moderate backlog. However, as a result of its strategic plan, the Company anticipates that both the dollar volume and number of contracts in its backlog will increase significantly. At June 30, 1998, the Company's backlog was approximately $45.4 million. In addition, the Company also had $7.0 million of firm commitments to purchase recurring revenue products from its recently acquired Carbons Group at June 30, 1998. Therefore, quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on the Company's operating results in any particular quarter. Because of these factors, the Company believes that period-to-period comparisons of its operating results are not necessarily indicative of future performance.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                             Three Months Ended    Nine Months Ended
                                                  June 30,             June 30,
                                              1997       1998       1997       1998
                                             ------     ------     ------     ------
Net sales                                    100.0%     100.0%     100.0%     100.0%
Cost of sales                                 63.0       61.2       61.1       62.2
                                             -----      -----      -----      -----
Gross profit                                  37.0       38.8       38.9       37.8
Selling, general and
  administrative expenses                     31.5       30.6       30.7       29.1
Special management charges                    16.1        4.3        6.4        1.6
Amortization                                   0.9        1.7        1.1        1.5
                                             -----      -----      -----      -----
Operating income (loss)                      (11.5)       2.2        0.7        5.6

Other income (expense):
  Interest expense                            (3.3)      (2.9)      (2.8)      (1.8)
  Other - net                                  0.0        0.4        0.2        0.1
                                             -----      -----      -----      -----
Income (loss) before income taxes            (14.8)      (0.3)      (1.9)       3.9
Income taxes (benefit)                        (5.8)       0.2       (0.7)       1.7
                                             -----      -----      -----      -----
Income (loss) before extraordinary item       (9.0)      (0.5)      (1.2)       2.2
Extraordinary item, net of tax                (2.4)        --       (0.9)        --
                                             -----      -----      -----      -----
Net income (loss)                            (11.4)%     (0.5)%     (2.1)%      2.2%
                                             =====      =====      =====      =====


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net Sales: Net sales for the three months ended June 30, 1998 were $34,937,000, an increase of $18,621,000 from the comparable prior period. The increase was primarily due to the timing of the following acquisitions:

*  Bioclear Technology, Inc. ("Bioclear")                       June 27, 1997
*  Lanco Environmental Products, Inc. ("Lanco")                 June 27, 1997

*  Mellegard V.A. Maskiner AB ("Meva")                   September 12, 1997
*  Hycor Corporation ("Hycor")                           September 30, 1997
*  Chemitreat Services, Inc. ("C'treat")                 March 2, 1998
*  Aquafine Engineering Limited ("AES")                  March 25, 1998
*  Purac Engineering Incorporated ("Purac")              March 25, 1998
*  Barnebey & Sutcliffe Corporation ("Barnebey")         June 5, 1998
*  Sutcliffe Speakman Carbons Limited ("Carbons")        June 5, 1998
*  Sutcliffe Croftshaw Limited ("Croftshaw")             June 5, 1998

Internal growth accounted for $138,000 of the increase, which represented an internal growth rate of 0.8%. The Company measures internal growth by comparing each subsidiary's net sales from the months subsequent to their respective acquisition dates during the prior year to those same months in the current year.

Gross Profit: Gross profit for the three months ended June 30, 1998 was $13,550,000, an increase of $7,510,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions. Gross margin was 38.8% for the 1998 quarter as compared to 37.0% for the 1997 quarter.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended June 30, 1998 were $10,706,000, an increase of $5,571,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions. Selling, general and administrative expenses as a percentage of net sales were 30.6% for the 1998 quarter as compared to 31.5% for the comparable prior period. This decrease primarily reflects the spreading of selling, general and administrative expenses over a larger revenue base.

Special Management Charges: During the quarter ended June 30, 1998, the Company recorded a special charge to operations of $1,494,000 related to changes in management. Effective June 5, 1998, Chet S. Ross resigned as the Company's president and chief executive officer. Effective June 8, 1998, T. Scott King became the Company's president and chief executive officer. In addition to this management change, the Company appointed Henrik Kallen as its European President of Water and Wastewater Systems. The special charge $1,494,000 is primarily attributable to the costs related to the contractual obligations of the Company to its former chief executive officer and the costs necessary to recruit executives to the Company. A special management charge of $2,630,000 for the three months ended June 30, 1997 resulted primarily from the issuance, concurrent with the Company's initial public offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 was non-cash and the remainder represented cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

Amortization: Amortization expense for the three months ended June 30, 1998 was $570,000, an increase of $416,000 from the comparable prior period. The increase was primarily due to the increased goodwill resulting from the aforementioned acquisitions.

Interest Expense: Interest expense for the three months ended June 30, 1998 was $1,018,000, an increase of $474,000 from the comparable prior period primarily due to increased borrowings related to the Company's ongoing acquisition program.

Income Taxes: The Company recorded income tax expense of $75,000 for the three months ended June 30, 1998 on a pre-tax loss of $93,000 due to non-deductible goodwill amortization recorded in connection with certain of its acquisitions. The effective tax rate was 39.0% in the corresponding period in the prior year. This effective rate is in excess of the United States federal statutory rate of 34% due primarily to non-deductible goodwill amortization related to certain acquisitions made by the Company as well as state and local income taxes.

Extraordinary Item: During the three months ended June 30, 1997, the Company recorded an extraordinary charge of $385,000, net of taxes of $257,000, related to the write-off of unamortized debt issuance costs associated with certain indebtedness retired with the net proceeds from, and discounts associated with a note purchase agreement terminated in connection with, its initial public offering.

Nine Months Ended June 30, 1998 Compared to Nine Months Ended June 30, 1997

Net Sales: Net sales for the nine months ended June 30, 1998 were $94,267,000, an increase of $53,224,000 from the comparable prior period. The increase was primarily due to the timing of the acquisitions previously described as well as the acquisition of the Nordic Water Products Group acquired on March 5, 1997. In addition, internal growth accounted for $2,750,000 of the increase, which represented an internal growth rate of 6.7%.

Gross Profit: Gross profit for the nine months ended June 30, 1998 was $35,670,000, an increase of $19,703,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions and internal growth. Gross margin was 37.8% for 1998 as compared to 38.9% for 1997. Gross margins for both periods have been impacted by the March 1997 acquisition of the Nordic Water Products Group, which historically experiences lower margins as compared to other Waterlink companies.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the nine months ended June 30, 1998 were $27,458,000, an increase of $14,845,000 from the comparable prior period. The increase was primarily due to the aforementioned acquisitions. Selling, general and administrative expenses as a percentage of net sales were 29.1% in 1998 as compared to 30.7% for the comparable prior period. This decrease primarily reflects the spreading of selling, general and administrative expenses over a larger revenue base.

Special Management Charges: During the nine months ended June 30, 1998, the Company recorded a special charge to operations of $1,494,000 related to changes in management. Effective June 5, 1998, Chet S. Ross resigned as the Company's president and chief executive officer. Effective June 8, 1998, T. Scott King became the Company's president and chief executive officer. In addition to this management change, the Company appointed Henrik Kallen as its European President of Water and Wastewater Systems. The special charge of $1,494,000 is primarly attributable to the costs related to the contractual obligations of the Company to its former executive officer and the costs necessary to recruit executives to the Company. A special management charge of $2,630,000 for the nine months ended June 30, 1997 resulted primarily from the issuance, concurrent with the Company's initial public offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 was non-cash and the remainder represented cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

Amortization: Amortization expense for the nine months ended June 30, 1998 was $1,412,000, an increase of $978,000 from the comparable prior period. The increase was primarily due to the increased goodwill resulting from the aforementioned acquisitions.

Interest Expense: Interest expense for the nine months ended June 30, 1998 was $1,737,000, an increase of $581,000 from the comparable prior period primarily due to increased borrowings related to the Company's ongoing acquisition program.

Income Taxes: The effective income tax rate was 44.1% for the nine months ended June 30, 1998 as compared to 37.6% for the same period in 1997. These rates are in excess of the United States federal statutory rate of 34% due primarily to non-deductible goodwill amortization related to certain acquisitions made by the Company as well as state and local income taxes. The impact of the effect of non-deductible goodwill amortization can vary based upon the timing of which acquisitions carry deductible versus non-deductible goodwill, as well as the level of earnings during the period.

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

         For the nine months ended June 30, 1998, net cash used by operating activities was $4,324,000, purchases of equipment totaled $1,671,000 and purchases of businesses, net of cash acquired, totaled $52,667,000. These cash outlays, financed primarily by long-term borrowings, reflect the cash purchase price of acquisitions as well as additional payments made during the period related to acquisitions, expansion of working capital requirements and purchases of equipment for existing operations.

         During the fourth quarter of fiscal 1998 the Company will announce its strategic operational plan for fiscal 1999. This plan will provide the foundation for the Company to achieve its goals for growth in internal sales and profitability and for cost reduction, and to address how the Company will integrate its future acquisitions much faster and more smoothly. While details of the plan are still being finalized, core concepts include accelerating the transformation of Waterlink from a holding company into an integrated provider of solutions to specific market segments. The Company will further integrate how it serves specific markets by establishing centralized areas of expertise through divisional segmentation of its products and services. This segmentation will provide the Company the ability to support customer solutions in a concise manner under the Waterlink brand name and should result in significant cost savings over time by eliminating redundancies within operations. It is likely that the Company will incur a charge to operations during the quarter ending September 30, 1998 related to the costs associated with implementation of its plan.

         The Company intends to continue pursuing attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. On June 5, 1998, concurrent with the acquisition of the Carbons Group, the Company amended and restated its then existing $40,000,000 domestic revolving credit facility with Bank of America National Trust & Savings Association as agent by entering into a $110,000,000 secured, domestic facility, comprised of a $75,000,000 revolving facility and a $35,000,000 term loan. As a result of this acquisition and the amended and restated credit facility, the Company has caused its current and long term debt to be in excess of stockholder's equity and bears the risks associated with increased leverage.

          The Company believes that through the end of fiscal 1998, (i) future cash flow from operations, (ii) borrowings under the expanded credit facilities described above, and (iii) issuances of subordinated indebtedness, Common Stock and seller financing incurred in connection with future acquisitions will be sufficient to fund its working capital needs, additional acquisitions and additional contingent consideration related to acquisitions.

Acquisitions

         During the nine months ended June 30, 1998, the Company completed three acquisitions for an aggregate consideration of $57,071,700, comprised of $54,821,700 of cash and $2,250,000 of seller financing in the form of convertible debt.

         In connection with certain of its acquisitions, the Company may be required to make additional purchase consideration payments of up to $5,845,000, contingent upon the achievement of certain operating results through fiscal 2000. The payments that may be required in fiscal 1998, 1999 and 2000 are $1,900,000, $2,213,000 and $1,732,000, respectively. In connection with two of the Company's acquisitions, the Company also may be required to make other additional purchase consideration payments in the form of cash and Common Stock, in an amount equal to a fixed percentage of the excess of certain specified annual earnings targets through fiscal 2000. Since such additional purchase consideration payments, if any, are based on a fixed percentage of such excess amount, there is no maximum amount for such payments. Any such additional purchase consideration payments will be treated as additional goodwill for accounting purposes.

         The Company, from time to time, has and expects to make in the future strategic investments in industry related companies. During the nine months ended June 30, 1998 the Company invested in Aquatec Water Systems, Incorporated ("Aquatec"), a designer and manufacturer of specialized multi-chamber pumps for the pure water industry, in the form of a $1,400,000 subordinated debt instrument. This investment is convertible into approximately 30% of the equity of Aquatec. The Company also has the option to purchase at anytime through March 2001 the remaining equity of Aquatec at a pre-determined formula based on earnings.

Credit Availability

         The Company currently has a $110,000,000 secured, domestic facility, comprised of a $75,000,000 revolving facility and a $35,000,000 term loan ("Credit Facility") with Bank of America National Trust & Savings Association as agent, which expires on May 19, 2003. In connection with this facility, the Company also has separate facilities at three of its overseas subsidiaries aggregating $7,000,000. These credit facilities will be utilized to fund operating activities of the Company as well as future acquisitions.

         Loans under the Credit Facility bear interest at a designated variable base rate plus spreads ranging from 0 to 25 basis points depending on the ratio of total consolidated indebtedness to the Company's earnings before interest, taxes, depreciation and amortization. At the Company's option, the domestic revolving credit facility bears interest based on a designated London interbank offering rate plus spreads ranging from 100 to 225 basis points, depending on the Company's aforementioned leverage ratio.

           The Credit Facility restricts or prohibits the Company from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The Company's obligations under the Credit Facility are secured by liens on substantially all of the Company's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of the Company's subsidiaries. The Company has guaranteed the payment by its two overseas subsidiaries of their obligations under the overseas facilities. The two overseas subsidiaries have given a negative pledge of their assets in connection with the overseas facilities.

          Availability for future borrowings under the Credit Facility is based on a multiple of the Company's pro forma earnings before interest, taxes, depreciation and amortization. At June 30, 1998, approximately $6,249,000 was available for future borrowings under the Credit Facility. Availability for future borrowings may increase or decrease based on the pro forma operating performance of the Company.

          The Company also has in place a $3,000,000 credit facility ("Canadian Line of Credit") with Royal Bank of Canada to fund Canadian working capital requirements including banker's acceptances and letters of credit. Interest rates are negotiated on an individual borrowing basis and are related to the Royal Bank of Canada's prime rate. Borrowings are payable upon demand and are guaranteed by Bioclear. At June 30, 1998, approximately $481,000 was available for future borrowings under the Canadian Line of Credit.

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

FORWARD LOOKING STATEMENTS

         This quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources. Any statements contained herein which are not historical facts or which contain the words intends, seeks, may, expects, believes or anticipates shall be deemed to be forward looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. While forward-looking statements are sometimes presented with numerical specificity, they are based on a variety of assumptions made by management regarding future circumstances over which the Company has little or no control. A number of important factors could cause the Company's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in world economic conditions (including, but not limited to, the potential instability of governments, legal and banking systems in countries in which the Company conducts business, and significant changes in currency valuation), (ii) both the timing of orders and changes in customer demand as they affect sales and product mix (including, but not limited to, the effect of strikes at customers' facilities, variations in backlog and the impact of changes in industrial business cycles), (iii) competitive factors (including, but not limited to, changes in market penetration and the introduction of new products by existing and new competitors), (iv) changes in operating costs (including, but not limited to, the effects of changes in the Company's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from different levels of customers demands; the effects of unplanned work stoppages; changes in cost of labor and benefits; and the cost and availability of raw materials, including carbon, and energy), (v) the success of the Company's strategic operational plan for fiscal 1999

(including, but not limited to, its ability to achieve the total planned benefits of its strategic plan, its ability to integrate acquisitions into Company operations, and the ability of recently acquired companies to meet satisfactory operating results), and (vi) unanticipated litigation, claims or assessments (including, but not limited to, claims or problems related to product warranty and environmental issues). Readers are referred to the "Forward-Looking Statements" section, commencing on page 20, in the Company's 1997 Annual Report on Form 10-K filed on December 1, 1997, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements herein.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         11.1  Computation of earnings per share.

         27.1 Financial Data Schedule as of and for the nine months ended June 30, 1998

          (b)  Reports on Form 8-K and Form 8-K/A

               The Company filed three reports on Form 8-K during the quarter ended June 30, 1998. On April 9, 1998, the Company filed a current report dated March 25, 1998 with regard to the acquisition of Aquafine Engineering Services Limited and Purac Engineering Incorporated (Item No. 2). On May 21, 1998 the Company filed a current report dated May 21, 1998 to file the press release announcing certain management changes (Item Nos. 2 and 7(c)). On June 19, 1998, the Company filed a current report dated June 5, 1998 with regard to the acquisition of Barnebey & Sutcliffe Corporation, Sutcliffe Speakman Carbons Limited and Sutcliffe Croftshaw Limited (Item Nos. 2 and 7(c)).

               The Company filed on June 5, 1998 on Form 8-K/A, Amendment No. 1 to current report dated March 25, 1998 with regard to the acquisition of Aquafine Engineering Services Limited and Purac Engineering Incorporated. This report amends Item No. 7 to include the historical combined financial statements of Aquafine Engineering Services Limited and Purac Engineering Incorporated and the unaudited pro forma consolidated financial data of Waterlink, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Waterlink, Inc.
                                  (Registrant)


                                  By: /s/ T. Scott King
                                      -------------------------------------
                                      T. Scott King
                                      President and Chief Executive Officer


                                  By: /s/ Michael J. Vantusko
                                      -------------------------------------
                                      Michael J. Vantusko
                                      Chief Financial Officer


Dated:  August 12, 1998