Form 10-K
period 1998-09-30
WATERLINK INC
filed 1998-12-04
CIK 1037682

                        1998 Annual Report and Form 10-K



SOLUTIONS

SPEED

SPIRIT

Focus on profitable performance

                                [Hand in water]

---------
WATERLINK
---------

SOLUTIONS

Waterlink is uniquely positioned to fulfill global demand for total water and wastewater treatment solutions.

SPEED

OUR COMPANY is a leading global provider of water and wastewater treatment equipment, systems, and services. From a single product to a fully engineered and operated system, we offer single-source solutions to the water treatment challenges faced by municipalities, industrial operations and other water users throughout the world.

SPIRIT

OUR VISION is to be the most flexible and efficient leading global provider of quality, single-source water purification and wastewater treatment solutions to our customers while providing an above-average return to our shareholders and promising opportunities to our employees and representatives.

OUR MARKET is vast and steadily growing. The global environmental market is estimated to be $888 billion, with the water and wastewater equipment segment alone representing $53 billion. The market for water and wastewater equipment and services is projected to grow well into the next century as the world's population increases, water becomes more scarce and expensive, health standards improve, and industrial process water and wastewater treatment requirements become more stringent. Because safe drinking water and effective wastewater treatment are essential to human life, an increasing global need for solutions is certain.


     The market for water and wastewater equipment and services is projected to grow well into the next century.


OUR COMPETITIVE ADVANTAGE


SOLUTIONS

Our comprehensive range of products and our applications engineering expertise enable us to produce the high performing, single-source SOLUTIONS that water and wastewater treatment customers are now demanding.

SPEED

Our new organizational structure is designed for flexibility and SPEED in responding to customers, capitalizing on opportunities and solving problems.

SPIRIT

The expertise, innovation, efficiency and enthusiasm of Waterlink employees engender a team SPIRIT unmatched in the industry. It is our people that will make us a great company.

OUR 1999 FOCUS: PROFITABLE GROWTH

All of our resources are focused on a single objective -- to achieve sustainable, profitable growth in 1999. We are committed to delivering shareholder value.



                                                               FINANCIAL SUMMARY
                                                WATERLINK, INC. AND SUBSIDIARIES

PRO-FORMA REVENUE SOURCES
--------------------------------------------------------------------------------

Consumables               United States            Municipal

   28%                        51%                     31%

Products & Systems         International            Industrial

   72%                        49%                     69%
                        95           96             97            98          98PF



Net Sales            $ 2,684     $  19,801       $64,699       $135,167   $  183,521
in thousands

EBITDA*                 -336         1,674         6,104         12,451       17,925
in thousands

Backlog                3,224        10,967        30,547         38,082
in thousands

Total Assets          10,819        28,991       115,860        183,561
in thousands

Stockholder's Equity     -11         2,407        70,873         54,878
in thousands

---------------------------------------------------------------------------------------------------------------------------
                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------------------
in thousands                                        1995         1996         1997          1998
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                        $ 2,684     $ 19,801     $ 64,699      $135,167
---------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)*                            (366)       1,232        4,875         9,125
---------------------------------------------------------------------------------------------------------------------------
EBITDA*                                             (336)       1,674        6,104        12,451
---------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                   (512)         306          372       (17,504)
===========================================================================================================================

===========================================================================================================================
                                                               AT SEPTEMBER 30,
                                               ----------------------------------------------------------------------------
                                                    1995         1996         1997          1998
---------------------------------------------------------------------------------------------------------------------------
Working Capital                                  $ 2,064      $ 3,438     $ 19,430      $ 30,737
---------------------------------------------------------------------------------------------------------------------------
Total Assets                                      10,819       28,991      115,860       183,561
---------------------------------------------------------------------------------------------------------------------------
Total Debt                                         6,039       12,145       18,961        87,318
---------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity (Deficit)                       (11)       2,407       70,873        54,878
---------------------------------------------------------------------------------------------------------------------------
Order Backlog                                      3,224       10,967       30,547        38,082
---------------------------------------------------------------------------------------------------------------------------

* Operating income and EBITDA exclude a special charge to operations of $2,630,000 in 1997 related to the Company's initial public offering and $21,636,000 in 1998 primarily related to the Company's 1999 strategic operating plan.

PF Pro-Forma assumes all acquisitions were completed as of October 1, 1997.


                                                    waterlink annual report 1998

TO OUR SHAREHOLDERS

By revenue, Waterlink is now one of the top five water/wastewater equipment manufacturers headquartered in the United States.

Our first full year as a rapidly growing public company was one of both achievements and challenges. We are proud to report to you that our spirited people responded well to both conditions, enabling Waterlink to achieve significant benchmarks toward becoming a global industry leader.

In fiscal 1998, our revenues increased 109% to $135 million, and Waterlink became, by revenue, one of the top five water/wastewater equipment manufacturers headquartered in the United States. On a pro-forma basis, our revenues approached the $200 million mark.

Our revenue growth was primarily due to our successful acquisition program, which added several more outstanding companies to our organization and greatly expanded our product capability, geographical reach and customer base. Our Carbon Group acquisition is particularly notable for its product base composition, which raised our consumable product revenue to 28% of the total and achieved a major 1998 objective to offset the revenue peaks and valleys of our business. Also of note, this acquisition significantly broadened our environmental scope by adding air pollution control equipment and systems to our water and wastewater product mix.

In 1998, Waterlink grew to employ 750 people in 23 companies operating from seven countries and serving the world. Among our 1998 achievements, we gained an exclusive United States license for a promising biological wastewater treatment technology, which we believe to have significant potential. In Germany, we installed what we believe is the largest continuous sand filter application in the world to date, upholding our industry-leading status in that technology. In the United States, we supplied the reverse osmosis system for one of the largest municipal drinking water plants on the East Coast to use membrane technology for the treatment of brackish water.

In 1998, Waterlink became a leading world supplier of seawater desalination systems designed specifically for the rugged demands of offshore energy platforms and floating production facilities. At one of the largest industrial wastewater facilities in Europe, we supplied what we believe to be the largest jet aeration system in the world. Consumers throughout the world purchased our activated carbon as part of home water and air filtration products manufactured by our customers. The progress of our cross-selling initiatives was evidenced as we supplied an increasing number of integrated systems comprised of multiple Waterlink technologies. One example is a resort in the Middle East that selected Waterlink to supply both the reverse osmosis system for converting water from the Red Sea into drinking and utility water, and the biological system to treat wastewater before its return to the environment.

All of Waterlink's considerable resources are focused on one objective - achieving profitable growth.

Along with significant achievements, we faced many challenges in 1998. As we made acquisitions at a rapid pace, we recognized the need to develop a more efficient integration plan, and we experienced disappointing performance at several of our operations, most notably our Bioclear subsidiary. We also encountered softness in our European markets and a weakening global economy.

In June, T. Scott King joined Waterlink as President and CEO to help forge a new operating strategy and guide Waterlink's successful evolution to a $500 million company. The resulting 1999 Strategic Operating Plan calls for a major restructuring of the 23 operating units into five divisions, with significant cost reduction. The restructuring marks Waterlink's final move toward total integration of its product offerings.

By the end of the fourth quarter in September, all major 1999 Strategic Operating Plan initiatives were already in place and being implemented. We believe that these actions will lead to steady sales growth and rising margins and earnings. As part of the plan, we wrote off the intangible assets of Bioclear in the fourth quarter. This immediately eliminated a goodwill charge of $0.5 million annually and created a loss carry-forward in the United States, which can be used to offset taxes generated from future profits. For the 1998 year, we recorded an EPS operating profit of $0.24 before special charges compared with $0.31 last year, and after the charges and factors described above, reported a loss.



                                                    waterlink annual report 1998

As we look forward to 1999, all of Waterlink's considerable resources are focused on one objective -- achieving profitable growth.

Our organization is now designed for profitable growth. Our five new divisions are organized by markets and/or geography to concentrate applications engineering, product, and management expertise. By design, these centers increase our technical prowess for developing total solutions and increase the speed of our cross-selling and integrated system sales effectiveness. We are consolidating facilities as part of this reorganization, which will achieve immediate cost reduction as well as provide long-term efficiencies and reduced operating costs. The consolidation, along with other initiatives we have implemented, will lower our production and distribution costs.

Our new organization is also designed to more efficiently integrate future acquisitions. Acquisitions will continue to play a strategic role in our future as they are used to increase competitiveness in product niches and markets, spur revenue and profit growth, and enhance our total solutions capability. Important and innovative technologies will also be incorporated onto Waterlink's product offering through license and technology sharing agreements.

In 1999, we plan to achieve profitable growth by:

-  Increasing internal revenue growth.
-  Increasing external revenue growth through strategic acquisitions.
-  Improving gross and operating margins.
-  Eliminating $4.3 million in costs.

With our integrated structure, extensive product and applications engineering capability, size and geographic footprint, we believe we are uniquely positioned to fulfill global customer demand for total solutions. With an organization designed for more speed and efficiency, we can better provide "one stop shopping" for customers who are demanding the financial and technical assurance of single-source accountability. The spirit of our talented employees is driving our organization toward a strong future of industry leadership.

Waterlink was established to create value for all constituents. In 1998 we built the foundation for sustainable, profitable, long-term growth. 1999 is the year of execution, and our entire organization is optimistic about our success. We sincerely thank our customers, employees, representatives, vendors, and partners for their continuing contributions, which are essential for Waterlink's growth and prosperity. We are particularly grateful for the support and patience of our shareholders and other financial stakeholders during this pivotal year. We are committed to justifying your confidence and support, and look forward to reporting our progress in the years to come.


[PHOTO]                                     [PHOTO]


/s/ T. Scott King                           /s/ Theodore F. Savastano


T. Scott King                               Theodore F. Savastano
President and Chief                         Chairman of the Board
Executive Officer




                                                    waterlink annual report 1998

OUR DIVISIONAL STRUCTURE

The new Waterlink organization integrates our considerable product, technical and applications engineering expertise across the full range of treatment options and components. Waterlink also provides the flexibility desired by our customers. Equipment can be provided either stand-alone or as part of a complete system to treat municipal, commercial and residential drinking water, industrial and other process water, or municipal, industrial, commercial and residential wastewater. Our capabilities include design/build and turnkey projects, contract operations, and access to project finance.

Integrated Systems using multiple Waterlink products or systems provide a performance-based, total solution backed with technical and financial accountability.

                         BIOLOGICAL WASTEWATER TREATMENT
                                    DIVISION


              BIOLOGICAL WASTEWATER TREATMENT AND AERATION SYSTEMS

Combining the capability of the companies formerly known as Aero-Mod, Bioclear, Mass Transfer Systems, Purac Engineering and Sanborn Technologies

Cutting Fluid Recovery Systems
Decanting Centrifuges
Filter Presses
Jet Aeration and Jet Mixing Systems
Moving Bed Biofilm Reactors
Nutrient Removal Processes
Package Plants
Secondary and Tertiary Plants
Sequencing Batch Reactors
Sludge Bagging Systems
Surface and Submersible Aspirating Aerators


                              SEPARATIONS DIVISION

                                   SEPARATIONS
                                   TECHNOLOGY
                              AND SOLIDS MANAGEMENT

Combining the capability of the companies formerly known as Great Lakes Environmental, Hycor, Lanco Environmental Products, Purac Engineering and the NWP Division of Waterlink Technologies

Coarse and Fine Screens for Process Improvement
  - Product Recovery
  - Water Reuse

Dissolved Air Flotation Systems
Grit Classifiers and Washers
Groundwater Remediation
Inclined Plate Clarifiers
Oil/Water Separators
Physical/Chemical Pre-Treatment Systems
Plate and Frame Filter Presses
Prepackaged Headworks Systems
Recessed Chamber Filter Presses
Sand Filters
Screenings Washers
Septage Receiving Stations
Sludge Scrapers, Skimmers, Thickeners and Dryers
Solids Dewatering and Conveying
Stormwater Screens
Stormwater Tank Cleaning


                               PURE WATER DIVISION

                 MEMBRANE SYSTEMS FOR DRINKING AND PROCESS WATER

Combining the capability of the companies formerly known as C'treat and the WET Division of Waterlink Technologies

Cooling Tower Treatment
Deionization Systems
Filter Housings and Cartridges
Membranes
Microfiltration Systems
Media Filters
Nanofiltration Systems
Residential Water Purification Systems
Reverse Osmosis Systems
Seawater Desalination Systems



                                    SPECIALTY
                                    PRODUCTS
                                    DIVISION

                                    ACTIVATED
                            CARBON AND CARBON SYSTEMS

Combining the capability of the companies Barnebey Sutcliffe (US), Sutcliffe Carbons (UK) and Sutcliffe Croftshaw (UK)

Activated Carbon:

Coconut, Coal and Wood-Based;
  Provided in Granular, Extruded, or Powdered Form; Impregnated

Carbon Systems:

Adsorption Systems
Air Stripping
Bioreactors
Bioscrubbers
Concentrators
Corrosive Gas Control Systems
Distillation
Indoor Air Quality Control Systems
Odor Control Systems
Portable Adsorbers
Soil/Vapor Extraction Systems
VOC/HAP Emission Control Systems



                                    EUROPEAN
                          WATER AND WASTEWATER DIVISION

                            AXEL JOHNSON ENGINEERING
                                    (Germany)

Design/Build Water and Wastewater Treatment Plants, Germany and Eastern Europe

All Waterlink Products
                                  WATERLINK AB
                                    (Sweden)

Combining the capability of the companies formerly known as Nordic Water Products, MEVA, NOXON, and Zickert Products

Decanter Centrifuges
Flocculators
Fine Screens and Accessories
Inclined Plate Settlers
Oil/Water Separators
Sand Filters
Screw Wash Presses
Sludge Scrapers and Skimmers
Waterlink Oy (Waterlink Sales, Finland)
Zickert Miljo A/S (Waterlink Sales, Denmark)

                                  WATERLINK UK

Complete Supply and Installation Services for Water and Wastewater Treatment Plants and River Structures

All Waterlink Products




                                                    waterlink annual report 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 31, 1998 the aggregate market value of the Company's voting Common Stock held by non-affiliates of the Company was approximately $32.5 million.

As of November 30, 1998 there were 12,225,604 shares of the registrant's Common Stock, $.001 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 21, 1999 are deemed to be incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

       Waterlink, Inc. (the "Company" or "Waterlink") is an international provider of integrated water purification and wastewater treatment solutions, treating process water and wastewater for its industrial customers, and drinking water and wastewater for its municipal customers. The Company believes that its comprehensive range of products and application engineering expertise enables it to produce single source solutions demanded by its customers. Waterlink was incorporated in Delaware on December 7, 1994 in order to participate in the consolidation of the highly fragmented water purification and wastewater treatment industry. The Company is executing this strategy through an acquisition program which targets businesses in two principal markets (wastewater and pure water) as well as in two geographic areas (United States and Europe).

       From its incorporation in December 1994 until its first acquisition in March 1995, the Company focused on initial formation activities, attracting certain initial employees and pursuing its analysis of potential acquisition candidates. In March 1995, the Company acquired the assets of Sanborn, Inc. (doing business as Sanborn Technologies ("Sanborn Technologies")), which is being operated by the Company's subsidiary, SanTech Equipment, Inc. Sanborn Technologies is a designer and builder of industrial separation systems which are used by customers for environmental compliance, resource conservation and production processes. Later in fiscal 1995, the Company acquired Great Lakes Environmental, Inc. ("Great Lakes"), which enabled the Company to enter the industrial wastewater market. Great Lakes is a designer and builder of industrial wastewater pretreatment systems and custom high quality oil/water separation products.

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

       During fiscal 1997, Waterlink completed five acquisitions, comprised of the capital stock of the Nordic Water Products Group subsidiaries (the "Nordic Group"), Bioclear Technology, Inc. ("Bioclear"), Lanco Environmental Products, Inc. ("Lanco"), Mellegard V.A. Maskiner AB ("MEVA") and Hycor Corporation ("Hycor"). The Nordic Group provides the Company with numerous benefits including a distribution channel for its existing businesses into Europe; internationally recognized and accepted technologies and equipment used in both the municipal and industrial markets; and the Company's first substantial design/build operations, focused primarily in Europe. The Nordic Group manufactures continuous recirculating sand filters, inclined plate settlers and systems for nutrient removal, decanting centrifuges for dewatering biosolids and hydraulic surface and bottom scrapers. The Nordic Group also installs mechanical and electrical systems and designs and builds water purification and wastewater treatment plants in Europe. The Bioclear acquisition was intended to provide sequential batch reactor technology to the Company. Lanco expands the Company's product offerings in the industrial wastewater treatment market and is complementary with the products offered by Great Lakes. Lanco fabricates small plate and frame filter presses for dewatering biosolids and inclined plate clarifiers for heavy metal removal. MEVA specializes in the design and installation of fine screens and related accessories for sewage treatment applications. Hycor designs and manufactures screening, dewatering and related residuals management equipment for liquid/solid separation in municipal wastewater and industrial wastewater and process applications. MEVA and Hycor extend the Company's product offerings and present various cross-selling opportunities with the Company's design/build operations.

       During fiscal 1998, the Company completed three acquisitions, comprised of the capital stock of Chemitreat Services, Inc. ("C'treat"), Aquafine Engineering Services Limited ("AES") and Purac Engineering Incorporated ("Purac") in a single transaction, and Barnebey & Sutcliffe Corporation, Sutcliffe Speakman Carbons Limited and Sutcliffe Croftshaw Limited (the "Carbons Group"). C'treat is a leading designer and manufacturer of pure watermakers for use in the global offshore energy industry. C'treat provides the global offshore energy industry with a reliable and economical supply of fresh water, continuously generated from sea water using the reverse osmosis process. Nearly half of C'treat's revenues are generated from parts, consumables and field services. C'treat expands the Company's pure water business as well as its consumable revenue base. AES designs and manufactures industrial and municipal water and wastewater systems and solutions primarily for the United Kingdom market. Purac designs water and wastewater systems principally for the United States municipal market. AES and Purac bring additional product, engineering and manufacturing capabilities to the Company which are complementary to the Nordic Group, Hycor, and design/build product lines through cross-selling and geographic expansion. The Carbons Group is engaged in the design, manufacture and marketing of products and services utilizing activated carbon for the separation, concentration or purification of water, liquids and gases. The Carbons Group expands the Company's customer base and consumable revenue base. The Carbons Group is the Company's largest acquisition to date and expanded the Company's revenue base in fiscal 1998 to $183.5 million on a pro-forma basis.

       In September 1998, the Company, under the direction of its recently appointed President and Chief Executive Officer, announced its 1999 Strategic Operating Plan (the "1999 Plan"). The 1999 Plan provides a divisional format for efficient centers of product expertise and geographic experience to better serve the Company's customers and independent marketing representatives. The 1999 Plan calls for the reorganization of Waterlink from a holding company comprising 23 operating companies into five integrated divisions consisting of the Biological Wastewater Division, the Separations Division, the European Water and Wastewater Division, the Pure Water Division, and the Specialty Products Division. The 1999 Plan also sets cost savings and integration goals of $4.3 million in the first year. This cost savings is expected to be realized as a result of the consolidation of six facilities, and the resultant reduction of approximately 75 employees, or 10% of the Company's work force.

       In conjunction with the 1999 Plan, the Company determined that it would exit the acquired Bioclear business, which was purchased from four individual shareholders in June 1997. At the time of the acquisition, Bioclear provided the Company with sequential batch reactor technology, which was expected to expand its biological wastewater solution capabilities. Bioclear was also expected to provide the Company with cross-selling opportunities as well as design/build capabilities. These benefits and expected orders never materialized, and will not materialize, as this proprietary technology, while functional, proved to be competitive in only narrow market niches that the Company believes are not reliable for future order generation. In addition, the technology proved to be a higher priced alternative when compared to other sequential batch reactor product offerings or alternative technologies advanced by competitors. This lack of orders prevented the Company from exploiting any potential cross selling and design/build opportunities it had anticipated at the time of the acquisition. The Company is currently evaluating whether to invest in the reengineering effort necessary to develop a more competitive non-proprietary sequential batch reactor technology at its Biological Wastewater Division in Fall River, Massachusetts and at its European Water and Wastewater Division. The Company no longer expects the existing Bioclear technology to provide meaningful benefits, and therefore has significantly reduced the expected future benefits of the Bioclear acquisition and has written off the associated goodwill. As a result the Company is also evaluating the most favorable means to divest the remaining assets of Bioclear, primarily related to its manufacturing facility in Winnipeg, Canada. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Year Ended September 30, 1998 Compared to Year Ended September 30, 1997", and "-- Liquidity and Capital Resources").

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

       Replacement Parts, Repairs and Consumables. The Company manufactures and sells replacement parts and consumables, such as activated carbon, membranes, ion exchange resin and filter cartridges, manufactured both by the Company and other suppliers. This equipment is required to support residential, industrial and municipal water treatment systems. In addition, the Company performs maintenance and repair services on equipment manufactured by both the Company and others.

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

       As illustrated below, the 1999 Plan provides a divisional format for efficient centers of product expertise and geographic experience to better serve the Company's customers and independent marketing representatives. The Company's organization integrates product, technical and applications engineering expertise across a full range of treatment options and components. Equipment can be provided either stand-alone or as part of a complete system to treat municipal, commercial and residential drinking water, industrial and other process water or municipal, industrial, commercial and residential wastewater.

     BIOLOGICAL                                                                             EUROPEAN WATER
     WASTEWATER            SEPARATIONS            PURE WATER        SPECIALTY PRODUCTS      AND WASTEWATER
 TREATMENT DIVISION          DIVISION              DIVISION              DIVISION              DIVISION
---------------------  --------------------  --------------------  --------------------  --------------------
Biological Wastewater  Separations           Membrane Systems for  Activated Carbon and  Design, Supply &
 and Aeration Systems  Technology and        Drinking and Process  Carbon Systems        Installation
 Services              Solids Management     Water                                       Services
                                                                                         for Water and
                                                                                         Wastewater
                                                                                         Treatment Plants
---------------------  --------------------  --------------------  --------------------  --------------------
Combining the          Combining the         Combining the         Combining the         Combining the
 capabilities of       capabilities of       capabilities of       capabilities of the   capabilities of the
 Aero-Mod, Bioclear,   Great                 C'treat               Carbons Group         Nordic Group, AES
 Mass Transfer, Purac  Lakes, Hycor, Lanco,  and Waterlink                               and MEVA
 and Sanborn           Purac and the Nordic  Technologies
 Technologies          Group
---------------------  --------------------  --------------------  --------------------  --------------------
Cutting Fluid          Coarse and Fine       Cooling Tower         Activated Carbon:     All Waterlink
 Recovery Systems      Screens for Process   Treatment             Coconut, Coal and     Products,
Decanting Centrifuges  Improvement           Deionization Systems  Wood-Based;           including
Filter Presses         -- Product Recovery   Filter Housings and   Provided in
Jet Aeration and Jet   --Water Reuse         Cartridges            Granular, Extruded,   Decanter
 Mixing Systems        Dissolved Air         Membranes             or Powdered Form;     Centrifuges
Moving Bed             Flotation Systems     Microfiltration       Impregnated           Flocculators
 Biofilm Reactors      Grit Classifiers and  Systems                                     Fine Screens and
Nutrient Removal       Washers               Media Filters         Carbon Systems:       Accessories
 Processes             Groundwater           Nanofiltration        Adsorption Systems    Inclined Plate
Package Plants         Remediation           Systems               Air Stripping         Settlers
Secondary and          Inclined Plate        Residential Water     Bioreactors           Oil/Water Separators
 Tertiary Plants       Clarifiers            Purification          Bioscrubbers          Sand Filters
Sequencing Batch       Oil/Water Separators  Systems               Concentrators         Screw Wash
 Reactors              Physical/Chemical     Reverse Osmosis       Corrosive Gas         Presses
Sludge Bagging         Pre-Treatment         Systems               Control Systems       Sludge Scrapers and
 Systems               Systems               Seawater              Distillation          Skimmers
Surface and            Plate and Frame       Desalination          Indoor Air Quality
 Submersible           Filter                Systems               Control Systems
 Aspirating Aerators   Presses                                     Odor Control
                       Prepackaged                                 Systems
                       Headworks Systems                           Portable Adsorbers
                       Recessed Chamber                            Soil/Vapor
                       Filter Presses                              Extraction
                       Sand Filters                                Systems
                       Screenings                                  VOC/HAP Emission
                       Washers                                     Control Systems
                       Septage Receiving
                       Stations
                       Sludge Scrapers,
                       Skimmers,
                       Thickeners
                       and Dryers
                       Solids Dewatering
                       and Conveying
                       Stormwater Screens
                       Stormwater Tank
                       Cleaning

OPERATING STRATEGY

       The Company has adopted a decentralized approach to the operational management of its divisions. While functions such as strategic planning, financial reporting, treasury, communications and risk management are centralized in the Company's corporate headquarters, local management at each of its five divisions is primarily responsible for the day-to-day operation of the division's business. The Company also provides its divisions with financial resources, management expertise, customer and market access which would be unavailable to each division individually. With respect to acquisitions already completed, the Company expects to realize improvements in internal growth rates due to the availability of capital and bonding capacity, and the opportunities to "cross-sell" products. As customers increasingly seek integrated solutions, the ability of each of the Company's divisions to offer complementary equipment and services of other divisions increases the competitiveness of the Company. For example, the Separations Division can team with the Pure Water Division and the Biological Wastewater Treatment Division to offer both pure water and wastewater solutions to a customer. Additionally, the Company's design/build capabilities allow it to design systems that utilize a broad array of the Company's products and provide opportunities for its Specialty Products Division. The Company also experiences cross-selling opportunities from a geographic and customer standpoint. For example, the Company benefits from the European Water and Wastewater Division given the ability to introduce the Company's other Division's systems, equipment and services into the European market and from the Company's ability to introduce the European Water and Wastewater Division's systems, equipment and services into the Company's domestic market.

       A representative from each division, along with the Company's executive officers and other key employees, form the Company's operating committee, which meets on a frequent basis to facilitate the interchange of information and enhance cross-selling opportunities. As the Company's capabilities have grown, acquired companies within each division have been provided growth opportunities far beyond those that exist for stand-alone companies concentrated in only one area of the industry.

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

       The Company believes that it is an attractive partner to potential acquirees because the Company can facilitate their continued growth through enhanced availability of working capital, surety credit, and borrowing capacity, as well as through introduction to new customers and markets. The Company also offers smaller acquisition candidates the ability to remain competitive by becoming part of a larger, more diversified organization. As customers frequently seek integrated water treatment solutions, companies with one or a few product lines are increasingly excluded from projects because they do not have the capability of meeting customers' requirements either from a product or financial standpoint. The Company offers acquisition candidates access to a developed international distribution system and significant management experience. Additionally, the Company's operating subsidiar-ies have cross-selling opportunities which enable them to be considerably more competitive, thereby increasing sales potential significantly.

       The Company believes that there is a substantial number of attractive acquisition candidates in the United States and abroad due to the highly fragmented nature of the overall industry. These candidates include water purification equipment and wastewater equipment manufacturers, design/build companies, point-of-use/point-of-entry equipment providers, contract operations companies, specialty chemical solution providers, small unit replacement part companies, and regional service companies. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements -- Need for Additional Acquisition Financing")

       As consideration for future acquisitions the Company intends to continue to use various combinations of its common stock, par value $.001 per share ("Common Stock"), cash and notes. The consideration for each future acquisition will vary on a case-by-case basis depending on the financial interests of the Company and the historic operating results and future prospects of the business to be acquired. The Company will finance future acquisitions through funds provided by operations and by the Amended Credit Facilities (as defined herein) and from the proceeds of future equity and debt financing. The Company intends to have 5,000,000 shares of Common Stock registered under the Securities Act of 1933, as amended, ("Securities Act") for use in connection with future acquisitions.

SALES AND DISTRIBUTION

       The Company sells its systems, equipment and services primarily through approximately 80 direct sales personnel and approximately 250 independent sales organizations. To a lesser extent, the Company sells through water treatment distributors which take title to equipment for resale to the end-user. The Company seeks to have a single sales organization within a particular market in order to foster a close relationship with its sales representatives and present a cohesive image to the marketplace. The independent sales representatives typically will identify sales opportunities, and then work together as a team with the Company's direct sales force, which has greater technical and product knowledge, to complete the sale and service the customer. The Company's direct sales force generally plays a more primary role in sales of the Company's design/build solutions. The Company also sells through licensees, principally in the Asia-Pacific region as well as in Europe.

CUSTOMERS

       The Company markets its products and services to two primary categories of customers; industrial users which require water for their manufacturing processes and treat their wastewater, and municipal customers which produce drinking water and treat wastewater. The Company has a diverse customer base, with no customer representing 10% or more of the Company's fiscal 1998 pro forma net sales.

       The Company's industrial customers include many "Fortune 500" companies and their counterparts outside of the United States. Industries served include the pharmaceutical, electronic and microelectronic, pulp and paper, chemical, petrochemical, food, beverage, printing, automotive and other heavy manufacturing industries. In fiscal 1998 approximately 69% of the Company's pro forma net sales were derived from industrial sales.

       The municipal market is highly competitive. Municipal markets in the United States, Canada and western Europe are more regulatory driven than municipal markets in other regions. The Company utilizes specialized distribution channels to service the municipal market and is skilled at participating in the municipal bidding process. The Company focuses its efforts on smaller municipal projects which the Company believes its product lines are best suited to serve. The Company believes that the municipal business is important to its overall success by virtue of its large market size. In fiscal 1998 approximately 31% of the Company's pro forma net sales were derived from municipal sales.

BACKLOG

       The Company had a backlog, consisting of written purchase orders received by the Company, of $38.1 million as of September 30, 1998 as compared to $30.5 million as of September 30, 1997. At September 30, 1998, in addition to the backlog of $38.1 million, the Company also had $6.4 million of firm commitments to purchase recurring revenue products from its Specialty Products Division. The Company expects that virtually all of the backlog at the beginning of a fiscal year will be filled during that year. Backlog, and therefore sales, may vary from quarter to quarter as a result of large projects being booked during any quarter and varying project delivery schedules. In addition, the orders have varying delivery schedules and the Company's backlog as of any particular date may not be representative of actual net sales for any succeeding period.

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

RAW MATERIAL AND SUPPLIES

       The Specialty Products Division is dependent on the importation of coconut shell carbon from the Far East and the supply of coal based carbon from domestic and Far East sources. The Company is not dependent upon any single supplier, and if any supplier were to become unable to perform, the Company believes a substitute source could readily be found. The raw materials and components used in the Company's products are commonly available commodities such as stainless steel, carbon steel, plastic, tubing, wiring, electrical components, pumps, valves, compressors, pressure vessels, oleophilic media, reverse osmosis membranes and sand. The Company's systems are fabricated from these materials and assembled together with products bought from other companies to form an integrated system. The Company has generally been able to pass on price increases for raw materials and components to its customers. The Company is not a party to any material long-term fixed price supply contracts.

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

COMPETITION

       Despite an accelerating trend toward consolidation, the water purification and wastewater treatment industry remains fragmented and highly competitive due to the large number of competitors within each product area. The Company has a significant number of competitors, including a number of integrated suppliers and equipment manufacturers, some of which are larger and have greater resources than the Company. The Company believes that success in this market is based on the ability to offer appropriate technology, influence specifications, have strong distribution, maintain respect within the consulting and engineering community, finance and bond projects awarded, provide timely delivery, and maintain a reputation for service and parts support after the sale. Additionally, in the municipal arena, the ability to meet bid specifications and pricing are often primary considerations. The Company believes that its technologies and cost structures as well as its strong local presence in international markets enable it to compete effectively against these companies. The Company's primary competitors include United States Filter Corporation, Calgon Carbon Corporation, Parkson Corporation, Ionics, Incorporated, Alpha Laval and Humbolt KHD.

PATENTS, TRADEMARKS AND LICENSES

       The Company currently owns a number of United States and foreign patents, and registrations for United States service marks and trademarks. While each is of value, the Company generally does not consider any of them to be material to its business, although, as the Company has grown and its presence has been extended, its Waterlink(SM) mark has become more widely known.

EMPLOYEES

       At September 30, 1998, the Company and its subsidiaries had approximately 715 employees at its various locations. Approximately 55 people are covered under collective bargaining agreements in the United States. The Company's hourly employees in Europe are covered by collective bargaining agreements. Management believes that the Company's relationship with its employees is good.

ITEM 2.   PROPERTIES

       The Company leases its corporate offices, consisting of approximately 7,000 square feet located in Canton, Ohio pursuant to a lease agreement dated July 9, 1996 and amended October 1, 1997. In addition, its subsidiaries lease facilities for office space and manufacturing in the United States in Carson, California; Wilmington, Delaware; Clearwater, Sarasota, and West Palm Beach, Florida; Addison and Lake Bluff, Illinois; Manhattan, Kansas; Medway and Fall River, Massachusetts; Grand Rapids, Michigan; Sparks, Nevada; and The Woodlands, Texas; and outside the United States in Holstebro, Denmark; Lancashire, England; Vanda, Finland; Neuss-Grimlinghausen, Germany; and Mariestad,

Frolunda, Kungsbacka, and Nynashamn, Sweden; and own facilities for office space and manufacturing in Fall River, Massachusetts; Columbus, Ohio; Winnipeg, Manitoba, Canada; and Fjaras, Sweden. The expiration dates for these leases range from May 31, 1999 to March 31, 2011.

       The Company believes that each of its facilities is in good condition and will continue to remain suitable for its current purpose. The Company may add improvements to the properties listed above. The Company anticipates using its properties for purposes consistent with their present use. The Company anticipates selling the facility in Winnipeg, Manitoba, Canada currently utilized by its Bioclear business. In the event any of the facilities becomes unavailable upon termination of the existing lease, the Company believes it would be able to find a suitable alternative facility without resulting in any significant adverse impact to the Company or its operations. In the opinion of management of the Company, the properties described above are adequately covered by insurance.

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

                                                            HIGH        LOW
                                                            ----        ---
Fiscal Year ended September 30, 1997
  Third Quarter (from June 24, 1997)                        $13         $11
  Fourth Quarter                                             20 3/16     13
Fiscal Year ended September 30, 1998
  First Quarter                                             $19 3/4     $16 5/1
  Second Quarter                                             17 11/16    12 11/1
  Third Quarter                                              14 5/8       8 5/
  Fourth Quarter                                              8 5/8       2 7/1

       The current quoted price of the Common Stock is listed daily in the Wall Street Journal in the NYSE section. The number of holders of record of the Company's Common Stock as of November 30, 1998 was approximately 227. In addition there were approximately 2,707 shareholders whose shares are held by brokers/dealers.

DIVIDENDS

       The Company has not declared or paid any cash dividends on its Common Stock. It is the Company's current intention to retain earnings to finance the expansion of its business. Any future dividends will be at the discretion of the Company's Board of Directors after taking into account various factors, including, among others, the Company's financial condition, results of operations, cash flows from operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Delaware law, the restrictions imposed under the Amended Credit Facilities and any restrictions that may be imposed by the Company's future credit facilities and other indebtedness. The Amended Credit Facilities prohibit the payment of dividends by the Company without the consent of the lender.

RECENT SALES OF UNREGISTERED SECURITIES

       During fiscal 1998, the Company made one sale of its securities that were not registered under the Securities Act, in reliance on the exemption provided therefrom by Section 4(2) of the Securities Act. On February 19, 1998, the Company issued 928 shares of Common Stock to the former shareholders of Waterlink Technologies in payment of an adjustment to the purchase price paid by the Company for the issued and outstanding shares of Waterlink Technologies. The total dollar value of the 928 shares of Common Stock issued to the former shareholders of Waterlink Technologies as purchase price adjustment was $15,660 (or $16.88 per share). In such transaction, the Company did not engage any underwriter, broker or placement agent. In connection with such transaction, the Company obtained appropriate investment representations supporting its reliance on such exemption from registration. In such transaction, appropriate disclosure was provided to each investor to support the Company's reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

       The following table sets forth selected consolidated financial data of the Company since its incorporation on December 7, 1994. The financial data presented for and as of the end of fiscal 1995, fiscal 1996, fiscal 1997 and fiscal 1998 were derived from the audited consolidated financial statements of the Company. The financial data includes the operating results of each acquired business from the date of acquisition in accordance with the purchase method of accounting. The dates of each acquisition included in the operating results are shown below:

-  Sanborn Technologies                March 31, 1995
-  Great Lakes                         August 31, 1995
-  Mass Transfer                       January 31, 1996
-  Aero-Mod                            April 26, 1996
-  Waterlink Technologies              September 30, 1996
-  Nordic Group                        March 5, 1997
-  Bioclear                            June 27, 1997
-  Lanco                               June 27, 1997
-  MEVA                                September 12, 1997
-  Hycor                               September 30, 1997
-  C'treat                             March 2, 1998
-  AES/Purac                           March 25, 1998
-  Carbons Group                       June 5, 1998

       The data presented below should be read in conjunction with the financial information appearing elsewhere herein.

                                             FISCAL         FISCAL        FISCAL        FISCAL
                                              1998           1997          1996          1995
                                            ---------      --------      --------      --------
                                                   (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Net sales                                 $ 135,167      $ 64,699      $ 19,801      $  2,684
  Cost of sales                                85,532        40,390        11,233         1,857
                                            ---------      --------      --------      --------
  Gross profit                                 49,635        24,309         8,568           827
  Selling, general and administrative
     expenses                                  38,639        18,683         7,029         1,178
  Special charges(1)                           21,636         2,630            --            --
  Amortization                                  1,871           751           307            15
                                            ---------      --------      --------      --------
  Operating income (loss)                     (12,511)        2,245         1,232          (366)
  Other income (expense):
     Interest expense                          (3,562)       (1,281)         (877)         (144)
     Interest income and other items-net           37           263           (44)           33
                                            ---------      --------      --------      --------
  Income (loss) before income taxes           (16,036)        1,227           311          (477)
  Income taxes                                  1,468           470             5            35
                                            ---------      --------      --------      --------
  Income (loss) before extraordinary item     (17,504)          757           306          (512)
  Extraordinary item, net of taxes(2)              --          (385)           --            --
                                            ---------      --------      --------      --------
  Net income (loss)                         $ (17,504)     $    372      $    306      $   (512)
                                            =========      ========      ========      ========
  Earnings (loss) per common share:
  Basic:
     Income (loss) before extraordinary
       item                                 $   (1.46)     $   0.15      $   0.21      $  (0.42)
     Extraordinary item                            --         (0.08)           --            --
                                            ---------      --------      --------      --------
                                            $   (1.46)     $   0.07      $   0.21      $  (0.42)
                                            =========      ========      ========      ========
  Assuming dilution:
     Income (loss) before extraordinary
       item                                 $   (1.46)     $   0.10      $   0.06      $  (0.42)
     Extraordinary item                            --         (0.05)           --            --
                                            ---------      --------      --------      --------
                                            $   (1.46)     $   0.05      $   0.06      $  (0.42)
                                            =========      ========      ========      ========
  Weighted average common and equivalent
     shares:
     Basic                                     12,007         4,924         1,469         1,225
                                            =========      ========      ========      ========
     Assuming dilution                         12,007         7,804         4,954         1,225
                                            =========      ========      ========      ========

                                                               SEPTEMBER 30,
                                                               -------------
                                              1998           1997          1996          1995
                                            ---------      --------      --------      --------
BALANCE SHEET DATA:
  Working capital                           $  30,737      $ 19,430      $  3,438      $  2,064
  Total assets                                183,561       115,860        28,991        10,819
  Total debt                                   87,318        18,961        12,145         6,039
  Redeemable preferred stock                       --            --         8,500         3,900
  Shareholders' equity (deficit)               54,878        70,873         2,407           (11)

---------------

(1) During 1998 the Company recorded special charges totaling $21,636,000 comprised of the following three components: (i) $2,858,000 of termination benefits and costs associated with the exiting of certain facilities in connection with the 1999 Plan (ii) a non-cash charge of $17,284,000, consisting of $15,967,000 related to the impairment of goodwill associated with the June 1997 Bioclear acquisition and $1,317,000 to write off the cumulative translation adjustment component of Bioclear's equity, and (iii) $1,494,000 of costs primarily attributable to contractual obligations of the

    Company to its former president and chief executive officer, who resigned in June 1998. These special charges of $21,636,000 on a per share basis-assuming dilution were $1.70 for the fiscal year ended September 30, 1998.

    In June 1997, the Company incurred a special charge to operations of $2,630,000 resulting primarily from the issuance, concurrent with the Company's initial public offering ("Initial Public Offering"), of a ten year option to purchase 100,000 shares of Common Stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 was non-cash and the remainder represented cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance. This special charge after income taxes on a per share basis-assuming dilution was $0.21 for the fiscal year ended September 30, 1997.

(2) The Company used a portion of the proceeds from its Initial Public Offering to repay substantially all of its outstanding indebtedness. In addition, concurrent with the offering the Company canceled a note purchase agreement. In connection with the early retirement of certain indebtedness and the cancellation of the note purchase agreement, the Company realized an extraordinary charge of $385,000, net of taxes of $257,000, related to the write-off of unamortized debt issuance costs and discounts associated with this indebtedness. This extraordinary item on a per share basis-assuming dilution was $0.05 for the fiscal year ended September 30, 1997.

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

       The Company's acquisitions have enabled it to build its technical capabilities and geographical presence. Through September 30, 1998, the Company completed the following acquisitions at the following effective dates:

-  Sanborn Technologies                March 31, 1995
-  Great Lakes                         August 31, 1995
-  Mass Transfer                       January 31, 1996
-  Aero-Mod                            April 26, 1996
-  Waterlink Technologies              September 30, 1996
-  Nordic Group                        March 5, 1997
-  Bioclear                            June 27, 1997
-  Lanco                               June 27, 1997
-  MEVA                                September 12, 1997
-  Hycor                               September 30, 1997
-  C'treat                             March 2, 1998
-  AES/Purac                           March 25, 1998
-  Carbons Group                       June 5, 1998

       As part of its strategic plan, the Company intends to continue its acquisition program. The Company's acquisition program targets businesses which provide the Company with complementary systems, equipment and services, and broadens its customer and geographic base. In addition, the

Company seeks companies that provide the potential for synergies with existing businesses. With respect to the acquisitions completed to date, the Company has begun to identify and act upon opportunities to cross-sell systems, equipment and services. As a result of the increased financial, managerial and other resources provided by the Company to its acquired businesses, the Company expects its internal growth rate to be a positive influence on its growth strategy. The Company also expects that it will continue to benefit from such synergies as it continues to more fully integrate the acquired businesses into its operations.

       All acquisitions have been accounted for under the purchase method of accounting and are included in the results of operations for the period subsequent to the effective date of acquisition. Due to the timing and magnitude of these acquisitions, results of operations for the periods presented are not necessarily comparable or indicative of operating results for current or future periods.

       The majority of the Company's systems and equipment are custom designed and take a number of months to produce. Revenues from large contracts are recognized using the percentage of completion method of accounting in the proportion that costs bear to total estimated costs at completion. Revisions of estimated costs or potential contract losses, if any, are recognized in the period in which they are determined. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in revenues when collection is probable. Revenues from remaining systems and equipment sales are recognized when shipped.

       In the past the Company has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. As part of its strategic plan, the Company expects that in the future it may receive contracts that are significantly larger than those received by the Company historically. In addition, certain of such contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as receiving any necessary permits to commence the project. Therefore, the Company expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by the Company of revenues and profits therefrom. In addition, the Company has historically operated with a moderate backlog. However, as a result of its strategic plan, the Company anticipates that both the dollar volume and number of contracts in its backlog will increase significantly. As of September 30, 1998, the Company's backlog was approximately $38.1 million. In addition, the Company also had $6.4 million of firm commitments to purchase recurring revenue products from its recently acquired Carbons Group at September 30, 1998. Therefore, quarterly sales and operating results may be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on the Company's operating results in any particular quarter. Because of these factors, the Company believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                  FISCAL      FISCAL      FISCAL
                                                   1998        1997        1996
                                                  ------      ------      ------
  Net sales                                       100.0%      100.0%      100.0%
  Cost of sales                                    63.3        62.4        56.7
                                                  -----       -----       -----
  Gross profit                                     36.7        37.6        43.3
  Selling, general and administrative expenses     28.6        28.9        35.5
  Special charges                                  16.0         4.1          --
  Amortization                                      1.4         1.1         1.6
                                                  -----       -----       -----
  Operating income (loss)                          (9.3)        3.5         6.2
  Other income (expense):
     Interest expense                              (2.6)       (2.0)       (4.4)
     Interest income and other items -- net         0.0         0.4        (0.2)
                                                  -----       -----       -----
  Income (loss) before income taxes               (11.9)        1.9         1.6
  Income taxes                                      1.1         0.7         0.1
                                                  -----       -----       -----
  Income (loss) before extraordinary item         (13.0)        1.2         1.5
  Extraordinary item, net of tax                     --         0.6          --
                                                  -----       -----       -----
  Net income (loss)                               (13.0)%       0.6%        1.5%
                                                  =====       =====       =====

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

       Net Sales. Net sales for the year ended September 30, 1998 were $135,167,000, an increase of $70,468,000 from the prior year. The increase was due to the timing of the acquisitions previously described. The Company experienced negative internal growth for the year of 10.8%, resulting principally from the timing of orders, exchange rate fluctuations and stronger performance for certain domestic companies during fiscal 1997 that was not duplicated in fiscal 1998. The Company measures internal growth by comparing each subsidiary's net sales from the months subsequent to their respective acquisition dates during the prior year to those same months in the current year.

       Gross Profit. Gross profit for the year ended September 30, 1998 was $49,635,000, an increase of $25,326,000 from the prior year. The increase was primarily due to the aforementioned acquisitions. Gross margin was 36.7% for 1998 as compared to 37.6% for 1997. Gross margins have been impacted by the March 1997 acquisition of the Nordic Group and the June 1998 acquisition of the Carbons Group, both of which historically experience lower margins as compared to other Waterlink companies.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 1998 were $38,639,000, an increase of $19,956,000 from the prior year. The increase was primarily due to the aforementioned acquisitions. Selling, general and administrative expenses as a percentage of net sales was 28.6% for 1998 as compared to 28.9% for 1997. This decrease primarily reflects the spreading of selling, general and administrative expenses over a larger revenue base.

       Special Charges. During the year ended September 30, 1998 the Company incurred special charges of $21,636,000. These special charges are comprised of the following three components:

       - The Company recorded a charge of $2,858,000 primarily related to termination benefits and costs associated with the exiting of certain facilities in connection with the implementation of its 1999 Plan.

       - The Company recorded a non-cash charge of $17,284,000, consisting of $15,967,000 related to the impairment of goodwill associated with the June 1997 Bioclear acquisition and $1,317,000 to write off the cumulative translation adjustment component of Bioclear's equity. With regard to the $17,284,000 impairment charge, the 1999 Plan includes the Company's decision to exit the acquired business of Bioclear. Several factors lead to this decision including:

         i. The lack of orders at Bioclear in fiscal 1998 led to a comprehensive market review, which was completed in August 1998. This analysis indicated that Bioclear's originally perceived niche market was not reliable and possibly nonexistent.

         ii. In order to compete in more traditional markets, Bioclear's proprietary product would need to be reengineered, at great expense, to significantly reduce the water treatment cost per gallon. In addition, this reengineered proprietary product would not guarantee success due to the extremely competitive traditional marketplace.

         iii. In July 1998, Bioclear's founder, a former owner and president, resigned.

         iv. In August 1998, Bioclear's chief engineer and a former owner announced his desire to reduce his involvement to part time, making the reengineering effort more difficult.

         Having made the decision to exit the business, the remaining goodwill associated with the Bioclear acquisition is not recoverable based on Bioclear's lack of future undiscounted cash flows and is impaired. Once the impairment was determined, the Company obtained an independent appraisal of the fair value of the Bioclear business. This appraisal indicated no value for the business above the identified tangible net assets. As a result, the Company wrote off the unamortized balance of goodwill of $15,967,000. Since this was deemed to be a substantially complete liquidation of an investment in a foreign entity, the Company also wrote off $1,317,000 of the cumulative translation adjustment relating to Bioclear's equity.

       - The Company incurred a special charge of $1,494,000 primarily attributable to contractual obligations of the Company to its former president and chief executive officer, who resigned in June 1998.

       The Company incurred special charges of $2,630,000 for the year ended September 30, 1997 resulting primarily from the issuance, concurrent with the Initial Public Offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 was non-cash and the remainder represented cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

       Amortization. Amortization expense for the year ended September 30, 1998 was $1,871,000, an increase of $1,120,000 from the prior year. The increase was primarily due to the goodwill resulting from the aforementioned acquisitions.

       Interest Expense. Interest expense for the year ended September 30, 1998 was $3,562,000, an increase of $2,281,000 from the prior year. This increase was primarily due to increased borrowings related to the Company's ongoing acquisition program.

       Income Taxes. The Company recorded an income tax provision of $1,468,000 on a pre-tax loss of $16,036,000. The Company was required to record income tax expense on its earnings outside the United States and was also required to record income tax expense in certain states domestically. In addition, due to the net operating loss carryforward in the United States, certain deferred tax assets that had been recorded in the previous year had to be fully reserved for.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

       Net Sales. Net sales for the year ended September 30, 1997 were $64,699,000, an increase of $44,898,000 from the prior year. The increase was primarily due to its acquisitions. In addition, internal growth accounted for $6,830,000 of the increase, which represented an internal growth rate of 34.5%, primarily due to expansion in overseas markets and to the greater levels of resources provided by the Company to the businesses subsequent to the acquisitions.

       Gross Profit. Gross profit for the year ended September 30, 1997 was $24,309,000, an increase of $15,741,000 from the prior year. The increase was primarily due to its acquisitions and internal growth. Gross margin was 37.6% for 1997 as compared to 43.3% for 1996. Gross margins have been impacted by the March 1997 acquisition of the Nordic Group which historically experiences lower margins as compared to other Waterlink companies, as well as by a large, lower-margin, design-build project in Germany that is near completion at the end of the fiscal year.

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

       Special Charges. Special management compensation of $2,630,000 for the year ended September 30, 1997 resulted primarily from the issuance, concurrent with the Initial Public Offering, of a ten year option to purchase 100,000 shares of Common Stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 is non-cash and the remainder represents cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

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

LIQUIDITY AND CAPITAL RESOURCES

       Since its inception, the Company's primary sources of liquidity have been
(i) borrowings available under credit facilities, (ii) net proceeds from the sale of the Company's common and preferred stock, (iii) issuance of common stock and seller financing incurred in connection with the Company's completed acquisitions, and (iv) cash flow from certain profitable operations. Historically, the Company's primary uses of capital have been the funding of its acquisition program, working capital requirements including the funding for growth at certain acquisitions and the funding required for certain under-performing operations. The Company does not currently anticipate making significant capital investments in plant and equipment due to its focus on partnering with vendors who manufacture most of the components used in the Company's systems and equipment.

       For the year ended September 30, 1998, net cash used by operating activities was $9,453,000, purchases of equipment totaled $2,261,000 and purchases of businesses, net of cash acquired, totaled $53,430,000. These cash outlays, financed primarily by long-term borrowings, reflect the cash purchase price of acquisitions as well as additional payments made during the period related to acquisitions, expansion of working capital requirements and purchases of equipment for existing operations.

       In the fourth quarter of fiscal 1998, the Company's Board of Directors approved the 1999 Plan which calls for the reorganization of the Company from a holding company comprised of twenty-three operating companies into five integrated divisions that focus on specific market segments. This plan, which will eliminate redundant costs and improve operating efficiencies, is anticipated to be substantially completed by the end of fiscal 1999. The plan includes costs associated with the exiting of certain facilities and employee termination costs. Costs associated with this plan of approximately $2,858,000 were recognized during fiscal 1998, of which approximately $2,258,000 is reserved for future payment at September 30, 1998. Other costs associated with the 1999 Plan of approximately $1,000,000, which do not meet the criteria for recognition at September 30, 1998, are expected to be recognized in fiscal 1999.

       Additionally, in conjunction with its 1999 Plan, the Company recorded a $17,284,000 non-cash charge, primarily related to the impairment of goodwill associated with the June 1997 Bioclear acquisition. At September 30, 1998, the Company had approximately $2,300,000 of long-lived assets recorded at its Bioclear subsidiary, which represents the fair value utilizing an independent appraisal, comprised primarily of property, plant and equipment. The Company is evaluating the most favorable means to divest of the remaining assets of Bioclear, primarily related to its manufacturing facility in Winnipeg, Canada. At the present time the Company is attempting to sell the entire Bioclear business, a purchaser of which has not yet been identified. If the Company is unsuccessful in selling the entire Bioclear business in a reasonable time frame, the Company will most likely close the facility, terminate the remaining eleven employees, and sell the building and individual pieces of manufacturing and office equipment in an orderly fashion.

       The Company also incurred a special charge in during the third quarter of fiscal 1998 of approximately $1,494,000, primarily attributable to contractual obligations of the Company to its former president and chief executive officer, who resigned in June 1998, and the costs necessary to recruit executives to the Company. Approximately $822,000 of this charge is reserved for future payment at September 30, 1998.

       The Company intends to continue pursuing attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. On June 5, 1998, concurrent with the acquisition of the Carbons Group, the Company amended and restated its then existing $40,000,000 domestic revolving credit with Bank of America National Trust & Savings Association as agent by entering into a $110,000,000 secured, domestic facility, comprised of a $75,000,000 revolving facility and a $35,000,000 term loan ("New Domestic Facility"). On September 30, 1998, the New Domestic Facility was amended to allow for the implementation of the 1999 Plan described above and the Company reduced the New Domestic Facility to $87,000,000, comprised of a $52,000,000 revolving facility and a $35,000,000 term loan ("Amended Domestic Facility").

       As a result of the Carbons Group acquisition and the implementation of the 1999 Plan, the Company has caused its current and long-term debt to be in excess of stockholder's equity and bears the risks associated with increased leverage.

       The Company believes that through the end of fiscal 1999, (i) future cash flow from operations, (ii) borrowings under the credit facilities described above or as amended, (iii) issuance of subordinated indebtedness, Common Stock and seller financing incurred in connection with future acquisitions or financings and (iv) the sale of certain underperforming assets will be sufficient to fund its working capital needs, additional cash requirements of the 1999 Plan, acquisitions and additional contingent consideration related to acquisitions.

       Acquisitions. During the twelve months ended September 30, 1998, the Company completed three acquisitions for an aggregate consideration of $57,072,000, comprised of $54,822,000 of cash and $2,250,000 of seller financing in the form of convertible debt. In addition, contingent consideration payments totaling $1,776,000 were made in connection with acquisitions made prior to 1998.

       Under the terms of certain of the purchase agreements, the Company may be required to make additional purchase consideration payments of up to $2,468,000, contingent upon the achievement of specified operating results through fiscal 2000. The payments that are expected to be required for meeting fiscal 1999 and 2000 targets are $1,468,000 and $1,000,000, respectively. Any such additional purchase consideration payments will be treated as additional goodwill for accounting purposes.

       The Company, from time to time, has and expects to make in the future strategic investments in industry related companies. During fiscal 1998 the Company invested in Aquatec Water Systems, Incorporated ("Aquatec"), a designer and manufacturer of specialized multi-chamber pumps for the pure water industry, in the form of a $1,400,000 subordinated debt instrument. This investment is convertible into approximately 30% of the equity of Aquatec. The Company also has the option to purchase at anytime through March 2001 the remaining equity of Aquatec at a pre-determined formula based on earnings. The Company will determine during fiscal 1999 whether to retain its investment in Aquatec.

       Credit Availability. The Company currently has a $87,000,000 Amended Domestic Facility with Bank of America National Trust & Savings Association as agent, which expires on May 19, 2003. In connection with this facility, the Company also has separate facilities at three of its overseas subsidiaries aggregating $7,000,000. The Amended Domestic Facility and the three overseas facilities ("Amended Credit Facilities") will be utilized to fund operating activities of the Company as well as future acquisitions.

       Loans under the Amended Credit Facilities bear interest at a designated variable base rate plus spreads ranging from 0 to 25 basis points depending on the ratio of total consolidated indebtedness to the Company's earnings before interest, taxes, depreciation and amortization. At the Company's option, the Amended Credit Facilities bear interest based on a designated London interbank offering rate ("LIBOR") plus spreads ranging from 100 to 225 basis points, depending on the Company's aforementioned leverage ratio.

       The Amended Credit Facilities restricts or prohibits the Company from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The banks that participate in the Amended Credit Facilities also must approve most acquisitions. The Company's obligations under the Credit Facility are secured by liens on substantially all of the Company's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of the Company's subsidiaries. The Company has guaranteed the payment by its three overseas subsidiaries of their obligations under the overseas facilities. The three overseas subsidiaries have given a negative pledge of their assets in connection with the overseas facilities.

       Availability for future borrowings under the Credit Facility is based on a multiple of the Company's pro forma earnings before interest, taxes, depreciation and amortization. At September 30, 1998, approximately $4,100,000 was available for future borrowings under the Amended Credit Facilities. Availability for future borrowings may increase or decrease based on the pro forma operating performance of the Company.

       The Company also has in place a $3,000,000 credit facility ("Canadian Line of Credit") with Royal Bank of Canada to fund Canadian working capital requirements including banker's acceptances and letters of credit. Interest rates are negotiated on an individual borrowing basis and are related to the Royal Bank of Canada's prime rate. Borrowings are payable upon demand and are guaranteed by Bioclear. At September 30, 1998, the Canadian Line of Credit was fully utilized.

       The Company's earnings are affected by changes in interest rates related to its Amended Domestic Facility. During 1998, the Company entered into an interest rate swap agreement with a major commercial bank to modify the interest characteristics of its Amended Domestic Facility. The agreement involves the exchange of amounts based on a fixed rate of interest for an amount based on a LIBOR-based floating rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The agreement, which expires on December 30, 1999, fixes the Company's LIBOR-based rate at 5.25% on a notional amount of $75,000,000. If LIBOR averaged 1% less in fiscal 1999 than the fiscal 1998 year-end rate, the Company's interest expense, after considering the effects of the interest rate swap, would not be materially impacted due to the interest rate swap agreement. The impact was determined by considering the hypothetical impact of interest rates on the Amended Domestic Facility and interest rate swap agreement. The analysis does not consider the effects of the overall economic environment associated with such a change nor does it assume any change to the Company's current financial structure. See Note 14 of the Company's 1998 audited financial statements for further discussion regarding the Company's use of derivative financial instruments.

       Year 2000. The Year 2000 issue, as widely reported, could cause malfunctions in certain computer-related applications with respect to dates on or after January 1, 2000. These malfunctions could relate to Information Technology ("IT") or non-IT environments. Due to the Company's decentralized IT environments, individual assessments, in accordance with the Company's Year 2000 program, have been conducted at the Company's operating companies. Collectively, these assessments indicate that the Company's exposure to this segment of the Year 2000 issue is not significant as the Company does not extensively rely on IT systems which require modification. The Company's externally developed system issues have been assessed Company-wide through inquiry of its major external vendors and testing procedures where necessary. The appropriate upgrades, if required, have been (or are scheduled to be) attained in order to make these systems Year 2000 compliant. The Company has tested internally developed software systems where applicable and have developed programs to make these systems Year 2000 compliant. Testing of upgraded or modified systems has begun at the Company's various operating units. Results of these testing procedures, which are scheduled to be completed by the end of fiscal 1999, are incomplete.

       The Year 2000 program also addresses issues related to non-IT environments. Collectively, these assessments indicate that the Company's exposure to this segment of the Year 2000 issue is not significant due to the Company's limited manufacturing operations and related capital equipment needs. The Company's operating equipment has been assessed through inquiry of its major external manufacturers and internal testing procedures. Remediation efforts have begun where necessary. Collectively, the Company intends to complete and test remediated assets by the end of fiscal 1999.

       The Company's primary system interface with an external party involves its banking institutions. Based on inquiries of its banking institutions, the Company is not aware of any unresolved Year 2000 issues. Further, due to the Company's decentralized operations, individual assessments, in accordance with the Company's Year 2000 program, have been conducted at the Company's operating companies regarding significant suppliers and subcontractors. These assessments, which are not complete, have been executed primarily through inquiry of its various suppliers and subcontractors. To date, the Company is not aware of any external party with an unresolved Year 2000 issue that would materially impact the Company's operations and financial position. However, the Company has no means of ensuring that external parties will be Year 2000 compliant. The inability of external parties to resolve their Year 2000 issue in a timely manner could impact the Company's operations and financial position. The effect of non-compliance by external parties is not determinable.

       The Company has utilized primarily internal resources to assess, test, remediate and implement software and equipment related to the Year 2000. The total cost of the Company's Year 2000 program, excluding employee salaries, is estimated at $300,000, primarily attributable to software upgrades and modifications. The Company has incurred approximately $100,000 related to the various phases of its Year 2000 program.

       Management of the Company believes that it has a program established to resolve the Year 2000 issue in a timely manner. Collectively, the Company's Year 2000 program has not been completed. In the event the Company does not complete its remaining Year 2000 procedures, certain functions may be interrupted. The Company does not have a formal contingency plan established if all phases of its Year 2000 program are not completed. However, appropriate actions, such as interim manual information systems, will be instituted to mitigate such interruption. In addition, disruptions in the economy generally resulting from unresolved Year 2000 issues could also materially adversely affect the Company. The potential liability and loss of revenue from these issues is not determinable.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. This Statement is intended to address the concerns of financial statement users' for the increasing number of items that bypass the income statement, such as foreign currency translation adjustments. The Statement is effective for the Company in fiscal 1999. The Company does not expect the adoption of this Statement to have a material effect on the Company's financial statements.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way public companies report segment information in annual financial statements. The Statement also requires public companies to report selected segment information in interim financial reports to shareholders. The Statement is effective for the Company in fiscal 1999 and restatement of comparative information for earlier years is required in the initial year of adoption. The implementation of the 1999 Strategic Operating Plan will require the Company to present segmented industry information upon adoption of SFAS No. 131.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Statement will require, among other things, that all derivatives be recorded on the balance sheet at fair value. The Statement is effective for the Company in fiscal 2000. The Company has not yet determined what the effect of adopting SFAS No. 133 will be on its operations or financial position.

FORWARD-LOOKING STATEMENTS

       With the exception of historical information, the matters discussed herein may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which the Company has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause the Company's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in economic conditions (including, but not limited to, the potential instability of governments and legal systems in countries in which the Company conducts business, significant changes in currency valuations, recessionary environments and Year 2000 compliance issues relating to the Company's program and external parties, including suppliers and customers), (ii) changes in customer demand as they affect sales and product mix (including, but not limited to, the effect of strikes at customers' facilities, variations in backlog, the impact of changes in industrial business cycles, and legislative changes that affect the municipal or industrial marketplace), (iii) competitive factors (including, but not limited to, changes in market penetration and the introduction of new products by existing and new competitors), (iv) changes in operating costs (including, but not limited to, the effect of changes in the Company's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from different levels of customers demands; the effects of unplanned work stoppages; changes in cost of labor and benefits; and the cost and availability of raw materials and energy), (v) the success of the Company's strategic plan (including, but not limited to, its ability to achieve the total planned benefits of its 1999 Plan (including its ability to eliminate costs, improve operating efficiencies, and successfully divest of its Bioclear subsidiary), its ability to find and integrate acquisitions into Company operations, and the ability of recently acquired companies to meet satisfactory operating results), and (vi) unanticipated litigation, claims or assessments (including, but not limited to, claims or problems related to product warranty and environmental issues).

       Potential Fluctuations in Quarterly Results of Operations. We have experienced quarterly fluctuations in operating results due to the contractual nature of our business and, to a lesser extent, weather conditions. We expect to receive contracts that are significantly larger than those received by us in the past. In addition, certain contracts will be subject to our customer's ability to finance the project as well as to receive any necessary permits. Therefore, we expect that our future operating results could fluctuate significantly, especially on a quarterly basis. Our recognition of revenues and profits can fluctuate due to the timing of the awarding of such contracts and the ability to fund project costs. In addition, we have historically operated with a moderate backlog. As a result, our quarterly sales and operating results depend in part on the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on our operating results in any particular period. Accordingly, we believe that period-to-period comparisons of our operating results may not be necessarily indicative of future performance. Also, our operating results and stock price could be volatile, particularly on a quarterly basis.

       Limited Combined Operating History; Risks of Integration. We were formed in December 1994 and have principally grown through acquisitions. Our success depends, in part, on our ability to integrate the operations of our various businesses and companies, including centralizing certain functions to achieve cost savings and developing programs and processes that will promote cooperation and the sharing of opportunities and resources among our businesses. Our new 1999 Plan and our restructured organization are designed to promote this integration. While the breadth and diversity of our products and services permit us to offer our customers single-source solutions to water and wastewater treatment needs, this breadth and diversity also makes total integration more difficult. We can not assure you that we will achieve our total integration goals or that our operating results will match or exceed the combined individual operating results achieved by our businesses prior to being acquired by us.

       Our management group has been assembled only relatively recently, with several key people joining us within the last twelve months. We cannot assure you that management will be able to work together efficiently, implement our strategies and the 1999 Plan effectively or direct us through a period of significant growth.

       While we believe that our customers and targeted customers benefit from single-source solutions to water and wastewater treatment needs, we cannot assure you that those customers will prefer the single-source approach or that they will accept us as the provider of such solutions.

       Significant Leverage. We have significant leverage. As of September 30, 1998, our total indebtedness was approximately $87,318,000 and our total shareholders' equity was approximately $54,878,000. Our degree of leverage could
(i) increase our vulnerability to general adverse economic conditions, (ii) limit our ability to obtain additional financing to fund working capital needs, acquisitions and other general corporate requirements, (iii) require a greater portion of our cash flow to go to interest and principal payments and reducing cash flow for other general corporate purposes, and (iv) limit our ability to react to changes in our business and industry. While we believe that cash flow from operations will be sufficient to meet our anticipated needs, including debt service, we can not assure you that general economic, financial, competitive or other factors will not result in our being in default of our debt obligations. Such a default, if not waived, could result in acceleration of our indebtedness and other adverse effects.

       Dependence on Acquisitions for Growth. We intend to grow significantly by acquiring existing businesses. This acquisition strategy involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of acquisition candidates. These risks include adverse short-term effects on our operating results, diversion of our management's attention, dependence on retaining, hiring and training key personnel, and risks associated with unanticipated problems or latent liabilities. Although we generally have been successful in acquiring companies we have pursued, we can not assurance you that acquisition opportunities will continue to be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses or that we will integrate successfully into our operations any business we acquire. In addition, to the extent that consolidation becomes more prevalent in our industry, the prices for attractive acquisition candidates may be bid up to higher levels and we can not assure you that businesses we acquire will achieve sales and profitability that justify our investment in them.

       Need for Additional Acquisition Financing. We currently intend to use a combination of our Common Stock, cash, and debt obligations in making future acquisitions. The extent to which we will be able or willing to use our Common Stock for this purpose will depend on its market value from time to time and the willingness of potential sellers of acquisition targets to accept it as full or partial payment. To the extent we are unable to use our Common Stock to make acquisitions, our ability to grow may be limited by the extent to which we are able to raise capital for this purpose, as well as to expand existing operations, through debt or additional equity financing. At September 30, 1998, we had approximately $4,100,000 available under the Amended Credit Facilities, to be used for acquisitions (most of which would need to be approved by our bank), working capital and other corporate purposes. We can not assure you that we will be able to obtain the capital we need to finance a successful acquisition program and our other cash needs.

       Operations Outside the United States. We sell a substantial proportion of our systems, equipment and services in western Europe, Latin America and other regions outside the United States. Also, a number of our divisions operate outside of the United States. On an annualized pro forma basis, our net sales outside the United States were approximately 49% of our pro forma fiscal 1998 net sales. Political, economic, regulatory and social conditions in foreign countries in which we operate may change. Risks associated with sales and operations in foreign countries include risks of war, expropriation or nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade, taxation and investment, overlap of different tax structures, and the general hazards associated with the assertion of sovereignty over certain areas in which operations are conducted. We can not assure you that changes in political, economic, regulatory or social conditions will not have a substantial adverse effect on our business.

       Foreign Currency Risks. Because our functional currency is the United States dollar, our operations outside the United States sometime face the additional risks of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. We have operations outside the United States and are therefore hedged, to some extent, from foreign exchange risks because of our ability to purchase, manufacture and sell in the local currency of those jurisdictions. We also enter into foreign currency contracts under certain circumstances to reduce our exposure to foreign exchange risks. We can not assure you that our attempted matching of foreign currency receipts with disbursements or hedging activity will adequately moderate the risk of currency or exchange rate fluctuations. In addition, to the extent we have operations outside the United States, we are subject to the impact of foreign currency fluctuations and exchange rate charges on our reporting in our financial statements of the results from such operations outside the United States.

       Dependence on Key Personnel. Our business depends on our ability to hire and retain our executive officers and senior management. Our prospects could be adversely affected if, for any reason, any of our executive officers or senior management ceases active employment with us. We will depend on the senior management of any significant businesses we acquire in the future to support our external growth and on our ability to attract qualified management to support our internal expansion. Our business or prospects could be affected adversely if any of these senior management of acquired businesses does not continue in his or her management role after joining us and if we are unable to attract and retain qualified replacements and additional members of management.

       Competition. Our industry, the water purification and wastewater treatment industry, is fragmented and highly competitive due to the large number of businesses within certain product areas. We compete with many companies, several of which have greater market penetration, depth of product line, resources and access to capital, which could be competitive advantages in securing certain projects. While we believe we are well positioned to deliver technology and services at a fair price, some of our competitors have developed product and service integration capabilities beyond our current scope. We can not assure you that we can compete successfully in our market.

       Cyclicality of Demand for Water Purification and Wastewater
Equipment. Much of our water purification and wastewater equipment requires significant capital expenditures by our customers. As such, the timing of customer purchases from us may be affected by various economic factors, including interest rate and business cycle fluctuations, which are beyond the our control. The cyclical nature of capital equipment sales could have an adverse effect on the our revenues and profitability in general, and on the our revenues and profitability in any individual financial reporting period.

       Potential Environmental Liabilities. In the United States, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), and comparable state laws, impose joint and several liability without fault for the releases of hazardous substances into the environment. Potentially responsible parties include (i) owners and operators of the site, (ii) parties which create the hazardous substances released at the site, and (iii) parties which arrange for the transportation or disposal of such hazardous substances. We are also subject to applicable environmental laws in countries outside the United States where we operate or in which our customers are located. These requirements and their enforcement may vary by country but in general prescribe standards for the protection of human health, safety and the environment. We could face claims by governmental authorities, private individuals and other persons alleging that hazardous substances were released during the treatment process or from the use or disposal of end products and by-products in violation of applicable law.

       Reliance on Environmental Regulation. Federal, state, local and foreign environmental laws and regulations impose substantial standards for properly purifying water and treating wastewater, and impose liabilities for noncompliance. Environmental laws and regulations are, and will continue to be, a significant factor affecting the marketability of our solutions, systems and equipment. To the extent that demand for our solutions, systems and equipment is created by the need to comply with such environmental laws and regulations, any modification of the standards imposed by such laws and regulations may reduce demand, thereby adversely affecting our business and prospects.

       Process and Product Warranty and Performance Guarantees. In connection with providing certain services and products to our customers, we sometimes guarantee that the services and products will attain specified levels of quality or performance. A product could fail to perform according to our performance guarantee. A service could fail to accomplish treatment levels which we guarantee. If that happens and if we are unable to remedy such failure within any applicable cure period, we could incur financial penalties. We also could be required to remove and/or replace the equipment or repeat the service in order to meet the specifications. While we have fulfilled all of our guarantee obligations, we can not assure you that we will continue to be able to fulfill our guarantee obligations or that we will not incur significant costs in fulfilling our obligations.

ITEM 7(a). QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

       The disclosures required under this item are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS

                                                              PAGE
                                                              ----
WATERLINK, INC. AND SUBSIDIARIES
Report of Independent Auditors..............................   26

Consolidated Balance Sheets at September 30, 1998 and
  1997......................................................   27

Consolidated Statements of Operations for the years ended
  September 30, 1998, 1997 and 1996.........................   29

Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 1998, 1997 and 1996.............   30

Consolidated Statements of Cash Flows for the years ended
  September 30, 1998, 1997 and 1996.........................   31

Notes to Consolidated Financial Statements..................   32

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Waterlink, Inc.

       We have audited the accompanying consolidated balance sheets of Waterlink, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waterlink, Inc. and subsidiaries at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

Canton, Ohio
November 6, 1998

                        WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (In thousands,
                                                               except share data)
ASSETS

Current assets:
  Cash and cash equivalents                                   $  3,925    $  2,482
  Trade accounts receivable,
     less allowance of $1,266 in 1998
     and $775 in 1997                                           29,906      24,625
  Other receivables                                              2,757       1,320
  Inventories                                                   22,160      10,143
  Costs in excess of billings                                   17,195       6,413
  Refundable income taxes                                          840         635
  Other current assets                                           3,111       1,177
                                                              --------    --------
Total current assets                                            79,894      46,795

Property, plant and equipment, at cost:
  Land, building and improvements                                4,095       2,366
  Machinery and equipment                                        8,293       2,536
  Office equipment                                               2,899       1,463
                                                              --------    --------
                                                                15,287       6,365
  Less accumulated depreciation                                  1,557         554
                                                              --------    --------
                                                                13,730       5,811
Other assets:
  Goodwill, net of amortization of $2,555
     in 1998 and $929 in 1997                                   79,936      60,419
  Patents, net of amortization of $217 in
     1998 and $63 in 1997                                        1,408       1,484
  Deferred income taxes                                             --         611
  Other assets                                                   8,593         740
                                                              --------    --------
                                                                89,937      63,254
                                                              --------    --------
Total assets                                                  $183,561    $115,860
                                                              ========    ========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (In thousands,
                                                               except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable -- trade                                   $ 15,133    $  9,597
  Accrued expenses                                              18,881       9,447
  Additional purchase consideration payable                      1,000       1,760
  Billings in excess of costs                                    3,392       3,425
  Accrued income taxes                                           1,158         490
  Deferred income taxes                                            164         108
  Current portion of long-term obligations                       9,429       2,538
                                                              --------    --------
Total current liabilities                                       49,157      27,365
Long-term obligations:
  Long-term debt                                                73,639      12,502
  Convertible subordinated notes -- related parties              4,250       3,921
  Other                                                          1,637       1,199
                                                              --------    --------
                                                                79,526      17,622
Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
     Authorized, none issued and outstanding                        --          --
  Common Stock, voting, $.001 par value
     Authorized -- 40,000,000 shares
     Issued outstanding -- 12,225,604 shares in 1998 and
       11,906,326 shares in 1997                                    12          12
  Additional paid-in capital                                    71,973      70,739
  Foreign currency translation adjustment                          231         (44)
  Retained earnings (deficit)                                  (17,338)        166
                                                              --------    --------
Total shareholders' equity                                      54,878      70,873
                                                              --------    --------
Total liabilities and shareholders' equity                    $183,561    $115,860
                                                              ========    ========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                            YEAR ENDED SEPTEMBER 30,
                                                     ---------------------------------------
                                                       1998         1997           1996
                                                     ---------    --------    --------------
                                                      (In thousands, except per share data)
Net sales                                            $135,167     $64,699        $19,801
Cost of sales                                          85,532      40,390         11,233
                                                     --------     -------        -------
Gross profit                                           49,635      24,309          8,568
Selling, general and administrative expenses           38,639      18,683          7,029
Special charges                                        21,636       2,630             --
Amortization                                            1,871         751            307
                                                     --------     -------        -------
Operating income (loss)                               (12,511)      2,245          1,232
Other income (expense):
  Interest expense                                     (3,562)     (1,281)          (877)
  Interest income and other items -- net                   37         263            (44)
                                                     --------     -------        -------
Income (loss) before income taxes                     (16,036)      1,227            311
Income taxes                                            1,468         470              5
                                                     --------     -------        -------
Income (loss) before extraordinary item               (17,504)        757            306
Extraordinary item, net of income taxes of $257            --        (385)            --
                                                     --------     -------        -------
Net income (loss)                                    $(17,504)    $   372        $   306
                                                     ========     =======        =======
Earnings (loss) per common share:
  Basic:
     Income (loss) before extraordinary item         $  (1.46)    $  0.15        $  0.21
     Extraordinary item                                    --       (0.08)            --
                                                     --------     -------        -------
                                                     $  (1.46)    $  0.07        $  0.21
                                                     ========     =======        =======
  Assuming dilution:
     Income (loss) before extraordinary item         $  (1.46)    $  0.10        $  0.06
     Extraordinary item                                    --       (0.05)            --
                                                     --------     -------        -------
                                                     $  (1.46)    $  0.05        $  0.06
                                                     ========     =======        =======
Weighted average common shares outstanding:
  Basic                                                12,007       4,924          1,469
  Assuming dilution                                    12,007       7,804          4,954

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                FOREIGN                     TOTAL
                                                 ADDITIONAL    CURRENCY     RETAINED    SHAREHOLDERS
                                        COMMON    PAID-IN     TRANSLATION   EARNINGS       EQUITY
                                        STOCK     CAPITAL     ADJUSTMENT    (DEFICIT)     (DEFICIT)
                                        ------   ----------   -----------   ---------   -------------
                                                      (In thousands, except share data)
YEAR ENDED SEPTEMBER 30, 1996
Balance at October 1, 1995               $ 1      $   500                   $   (512)     $    (11)
Exercise of 50,000 incentive stock
  options                                               5                                        5
Issuance of 499,996 shares in
  connection with acquisition of
  subsidiary                               1        2,124                                    2,125
Net income                                                                       306           306
Other                                                 (18)                                     (18)
                                         ---      -------        ----       --------      --------
Balance at September 30, 1996              2        2,611                       (206)        2,407

YEAR ENDED SEPTEMBER 30, 1997
Conversion of subordinated notes for
  600,000 shares                           1        2,516                                    2,517
Issuance of 481,830 shares in
  connection with acquisition of
  subsidiaries                             1        4,843                                    4,844
Sale of 5,175,000 shares in connection
  with the initial public offering and
  the exercise of the underwriters
  overallotment                            5       49,935                                   49,940
Conversion of 3,250,000 shares of
  Preferred Stock into Common Stock        3        8,497                                    8,500
Issuance of warrants in connection
  with debt agreements                                413                                      413
Exercise of 399,500 stock options                     583                                      583
Net income                                                                       372           372
Other                                               1,341        $(44)                       1,297
                                         ---      -------        ----       --------      --------
Balance at September 30, 1997             12       70,739         (44)           166        70,873

YEAR ENDED SEPTEMBER 30, 1998
Exercise of 275,966 stock options and
  warrants                                --          912                                      912
Issuance of 42,384 shares in
  connection with the employee stock
  purchase plan                           --          396                                      396
Issuance of 928 shares in connection
  with acquisitions                       --           16                                       16
Net loss                                  --           --          --        (17,504)      (17,504)
Other                                     --          (90)        275                          185
                                         ---      -------        ----       --------      --------
                                         $12      $71,973        $231       $(17,338)     $ 54,878
                                         ===      =======        ====       ========      ========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           YEAR ENDED SEPTEMBER 30,
                                                     ------------------------------------
                                                       1998       1997          1996
                                                     --------    -------    -------------
                                                                (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                    $(17,504)   $   372       $   306
Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
  Extraordinary item                                       --        385            --
  Non-cash portion of special charges                  17,378      1,138            --
  Deferred income taxes (credit)                          667       (503)           --
  Depreciation and amortization                         3,326      1,229           442
  Changes in working capital:
     Accounts receivable                                6,128     (8,951)         (700)
     Inventories                                       (2,583)      (827)          432
     Costs in excess of billings                       (7,224)       (13)       (1,390)
     Refundable income taxes                             (205)      (123)           --
     Other assets                                      (8,155)       462           (80)
     Accounts payable                                     195      2,265           390
     Accrued expenses                                   1,693          5           896
     Billings in excess of costs                       (3,284)    (2,725)         (276)
     Accrued income taxes                                 115        578           (34)
                                                     --------    -------       -------
Net cash used by operating activities                  (9,453)    (6,708)          (14)

INVESTING ACTIVITIES
Purchases of equipment                                 (2,261)    (1,072)         (423)
Purchases of subsidiaries, net of cash acquired       (53,430)   (42,597)       (5,557)
                                                     --------    -------       -------
Net cash used in investing activities                 (55,691)   (43,669)       (5,980)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                     66,709     33,110         1,841
Payments on long-term borrowings                       (1,417)   (30,866)       (1,304)
Proceeds from sale of Common Stock                      1,308     50,523             5
Proceeds from sale of Preferred Stock                      --         --         4,576
                                                     --------    -------       -------
Net cash provided by financing activities              66,600     52,767         5,118
Effect of exchange rate changes on cash                   (13)       (27)           --
                                                     --------    -------       -------
Increase (decrease) in cash and cash equivalents        1,443      2,363          (876)
Cash and cash equivalents at beginning of year          2,482        119           995
                                                     --------    -------       -------
Cash and cash equivalents at end of year             $  3,925    $ 2,482       $   119
                                                     ========    =======       =======

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

--------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Waterlink, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

       FISCAL YEAR END -- The Company's fiscal year ends on September 30th. References in the notes to the financial statements to the years 1998, 1997 and 1996 refer to the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

       CASH EQUIVALENTS -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       CONTRACTS AND REVENUE RECOGNITION -- The majority of the Company's systems and equipment are custom designed and take a number of months to produce. Revenues from large contracts are recognized using the percentage of completion method of accounting in the proportion that costs bear to total estimated costs at completion. Revisions of estimated costs or potential contract losses are recognized in the period in which they are determined. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in revenues when collection is probable.

       Contract costs include all direct engineering, material and labor costs, as well as applicable overheads related to contract performance. General and administrative expenses are charged to expense as incurred.

       Revenues from the remaining equipment and product sales are recognized when shipped.

       INVENTORIES -- Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       CONCENTRATIONS OF CREDIT RISK -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables and notes receivable. The Company places its cash equivalents with major financial institutions.

       Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different regions and industries. The Company grants credit to customers based on an evaluation of their financial condition and collateral is generally not required. Notes receivable of approximately $2,800,000 from one customer are classified in other long-term assets and are collateralized. Losses from credit sales are provided for in the financial statements and have historically been within management's expectations.

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

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       GOODWILL -- Goodwill represents costs in excess of net assets of acquired businesses which are amortized using the straight-line method over a period of 40 years. The Company evaluates the realizability of goodwill based on the undiscounted cash flows of the applicable businesses acquired over the remaining amortization period. Should the review indicate that goodwill is not recoverable, the Company's carrying value of goodwill would be reduced by the estimated shortfall of the cash flows (See Note 7).

       FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency gains and losses resulting from transactions are included in the results of operations and amounted to a net gain of $91,000 in 1998 and $167,000 in 1997.

       EARNINGS (LOSS) PER SHARE -- In 1997, the FASB issued SFAS No. 128, Earnings Per Share, which replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 98, which became effective in February 1998. SAB 98 revises the views of the staff contained in certain topics of the staff accounting bulletin series, including SAB No. 83 -- Earnings Per Share Computations in an Initial Public Offering, to be consistent with the provisions of SFAS No. 128. All earnings per share amounts conform to the requirements of SFAS No. 128 and SAB No. 98, where applicable (see Note 12).

       USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. This Statement is intended to address the concerns of financial statement users' for the increasing number of items that bypass the income statement, such as foreign currency translation adjustments. The Statement is effective for the Company in fiscal 1999. The Company does not expect the adoption of this Statement to have a material effect on the Company's financial statements.

       In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the way public companies report segment information in annual financial statements. The Statement also requires public companies to report selected segment information in interim financial reports to shareholders. The Statement is effective for the Company in fiscal 1999 and restatement of comparative information for earlier years is required in the initial year of adoption. The implementation of the 1999 Strategic Operating Plan will require the Company to present segmented industry information upon adoption of SFAS No. 131.

       In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Statement will require, among other things, that all derivatives be recorded on the balance sheet at fair value. The Statement is effective for the

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Company in fiscal 2000. The Company has not yet determined what the effect of adopting SFAS No. 133 will be on its operations or financial position.

RECLASSIFICATIONS

       Certain amounts reported in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.   ACQUISITIONS

       On March 2, 1998, the Company acquired Chemitreat Services, Inc. ("C'treat") for approximately $4,500,000; consisting of $2,250,000 in cash and $2,250,000 in convertible subordinated notes. C'treat designs and manufactures pure watermakers for use in the global offshore energy industry. The purchase price includes approximately $3,685,000 of goodwill, which is being amortized on a straight-line basis over 40 years.

       On March 25, 1998, the Company acquired Aquafine Engineering Services Limited ("AES") and Purac Engineering Incorporated ("Purac") in a single transaction for approximately $7,572,000 in cash. AES designs and manufactures industrial and municipal water and wastewater systems and solutions principally for the United Kingdom market. Purac designs water and wastewater systems principally for the United States municipal market. The purchase price includes approximately $3,174,000 of goodwill, which is being amortized on a straight-line basis over 40 years.

       On June 5, 1998, the Company acquired Barnebey & Sutcliffe Corporation ("Barnebey"), Sutcliffe Speakman Carbons Limited ("Carbons") and Sutcliffe Croftshaw Limited ("Croftshaw") in a single transaction for approximately $45,000,000 in cash. Barnebey is located in the United States and Carbons and Croftshaw are located in the United Kingdom. These three companies ("Carbons Group") design, manufacture and market products and services utilizing activated carbon for separation, concentration and purification of water, liquid and gases. The purchase price includes approximately $29,441,000 of goodwill, which is being amortized on a straight-line basis over 40 years.

       During fiscal 1997, the Company completed five acquisitions of companies that design and produce water and wastewater treatment systems. The Nordic Water Products Group ("Nordic Group") was purchased effective March 5, 1997 for approximately $11,256,000, consisting of $10,721,000 in cash and $535,000 of seller notes. Bioclear Technology, Inc. ("Bioclear") and Lanco Environmental Products, Inc. ("Lanco") were purchased effective June 27, 1997. The purchase price for Bioclear was approximately $20,391,000, which consisted of $14,488,000 in cash, $2,285,000 of assumed debt and 328,947 shares of Common Stock valued at $11 per share. Lanco was purchased for $2,200,000 in cash. Mellegard V.A. Maskiner AB ("Meva") was purchased effective September 12, 1997 for approximately $7,730,000, consisting of $6,059,000 in cash and $1,671,000 of seller notes. Hycor Corporation ("Hycor") was purchased effective September 30, 1997 for approximately $17,002,000, consisting of $13,500,000 in cash, $2,250,000 in convertible subordinated notes, $502,000 of assumed debt and 41,095 shares of Common Stock at $18.25 per share. The aggregate purchase price of the 1997 acquisitions included approximately $46,316,000 of goodwill (Nordic Group -- $5,919,000; Bioclear -- $17,849,000; Lanco -- $1,833,000;
Meva -- $5,844,000 and Hycor -- $14,871,000), which is being amortized on a straight-line basis over 40 years. During fiscal 1998, the Company made the decision to exit the Bioclear business due to the lack of order inflow and

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

proposal opportunities, the unreliability of Bioclear's niche market, and the turnover in upper management of Bioclear. As a result of the Company's decision to exit the business, the unamortized balance of Bioclear goodwill was written off as part of the special charges to operations discussed in Note 7.

       During fiscal 1996, the Company completed the acquisition of three companies that design and produce water and wastewater treatment systems. Mass Transfer Systems, Inc. was purchased effective January 31, 1996 for approximately $8,000,000, consisting of $3,500,000 in cash, $4,100,000 in seller notes and $400,000 of assumed debt. Aero-Mod, Inc. and Affiliates was purchased effective April 26, 1996 for approximately $2,700,000, consisting of $1,300,000 in cash, $700,000 in seller notes and $700,000 in assumed debt. Water Equipment Technologies, Inc. was purchased effective September 30, 1996 for approximately $5,200,000, consisting of $2,600,000 in cash and 611,784 shares of Common Stock valued at $4.25 per share. The aggregate purchase price of the 1996 acquisitions included approximately $9,365,000 of goodwill (Mass Transfer
Systems -- $5,737,000; Aero-Mod -- $78,000 and Water Equipment
Technologies -- $3,550,000), which is being amortized on a straight-line basis over 40 years.

       All of the acquisitions were accounted for as purchases. The purchase price allocations for certain of the Company's 1998 acquisitions have been based on preliminary estimates, which may be revised at a later date, due primarily to obtaining property appraisals and actuarial valuations. The Company does not believe that these revisions will result in a significant change to the purchase allocations. The consolidated statements of operations of the Company includes the results of operations of the acquired businesses for the period subsequent to the effective date of these acquisitions.

       Under the terms of certain of the purchase agreements, the Company may be required to make additional purchase consideration payments of up to $2,468,000, contingent upon the achievement of specified operating results through fiscal 2000. The payments that are expected to be required for meeting fiscal 1999 and 2000 targets are $1,468,000 and $1,000,000, respectively. Any such additional purchase consideration payments will be treated as additional goodwill for accounting purposes.

       The following unaudited pro forma information presents the consolidated results of operations of the Company assuming the acquisitions discussed above were completed on October 1, 1996:

                                                             1998        1997
                                                           --------    --------
                                                              (In thousands)
Net sales                                                  $183,521    $183,843
Operating income (loss)                                      (8,443)     12,613
Income (loss) before taxes and extraordinary item           (14,617)      4,605
Income (loss) before extraordinary item                     (16,360)      2,763
Net income (loss)                                           (16,360)      2,378
Per common share-basic:
  Income (loss) before extraordinary item                    $(1.36)      $0.53
  Net income (loss)                                           (1.36)       0.46
Per common share-assuming dilution:
  Income (loss) before extraordinary item                    $(1.36)      $0.34
  Net income (loss)                                           (1.36)       0.29

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       The pro forma results of operations are not indicative of the actual results of operations that would have occurred had the acquisitions been made on the date indicated, or the results that may be obtained in the future. Pro forma operating results for the year ended September 30, 1998 reflect $21,636,000 of special charges incurred in connection with the Company's fiscal 1999 Strategic Operating Plan as described in Note 7. Pro forma operating results for the year ended September 30, 1997 reflect the $2,630,000 special charge incurred in connection with the Initial Public Offering, as described in Note 7. The 1997 pro forma operating results do not reflect the use of proceeds of the Initial Public Offering in June 1997 and the related reduction of indebtedness.

3.   INVENTORIES

       Inventories consisted of the following:

                                                               SEPTEMBER 30,
                                                             ------------------
                                                              1998       1997
                                                             -------    -------
                                                               (In thousands)
Raw materials and supplies                                   $11,843    $ 4,821
Work in process                                                3,500      1,842
Finished goods                                                 6,817      3,480
                                                             -------    -------
                                                             $22,160    $10,143
                                                             =======    =======

4.   CONTRACT BILLING STATUS

       Information with respect to the billing status of contracts in process is as follows:

                                                               SEPTEMBER 30,
                                                             ------------------
                                                              1998       1997
                                                             -------    -------
                                                               (In thousands)
Contract costs incurred to date                              $57,435    $17,033
Estimated profits                                             24,497      7,793
                                                             -------    -------
Contract revenue earned to date                               81,932     24,826
Less billings to date                                         68,129     21,838
                                                             -------    -------
Cost and estimated earnings in excess of billings, net       $13,803    $ 2,988
                                                             =======    =======

       The above amounts are included in the accompanying consolidated balance sheet as:

                                                               SEPTEMBER 30,
                                                             ------------------
                                                              1998       1997
                                                             -------    -------
                                                               (In thousands)
Costs in excess of billings                                  $17,195    $ 6,413
Billings in excess of costs                                    3,392      3,425
                                                             -------    -------
                                                             $13,803    $ 2,988
                                                             =======    =======

       Amounts receivable include retainage which has been billed, but is not due pursuant to retainage provisions in construction contracts until completion of performance and acceptance by the

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

customer. This retainage aggregated $1,411,000 at September 30, 1998, and $1,294,000 at September 30, 1997. Substantially all retained balances are collectible within one year.

5.   LONG-TERM OBLIGATIONS

       Long-term obligations consisted of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1998       1997
                                                            --------    -------
                                                              (In thousands)
LONG-TERM DEBT
  Revolving credit agreements with a bank, due May 19,
     2003. Interest is payable monthly at designated
     variable rates (average rate of 7.93% at September
     30, 1998)                                              $ 43,000    $12,000
  Term note payable to a bank, quarterly payments ranging
     from $1,000,000 in March 1999 to $2,500,000 in March
     2003, with the balance due upon maturity. Interest is
     payable quarterly at variable rates (7.88% at
     September 30, 1998)                                      35,000         --
  Notes payable to a bank, due January 14, 1999. Interest
     is payable at maturity (average rate of 6.03% at
     September 30, 1998)                                       2,535      2,003
  Other notes payable to various parties                         862      1,037
CONVERTIBLE SUBORDINATED NOTES -- RELATED PARTIES
  Note payable to former shareholders of Meva, due
     September 12, 1999. Interest accrues at 3% per annum
     and is payable on a quarterly basis                       1,671      1,671
  Note payable to a former shareholder of Hycor, due
     September 30, 1999. Interest accrues at 5.81% per
     annum and is payable on a quarterly basis                 2,000      2,250
  Note payable to former shareholders of C'treat, due
     March 2, 2001. Interest accrues at 5.54% per annum
     and is payable on a quarterly basis                       2,250         --
                                                            --------    -------
                                                              87,318     18,961
Less current maturities                                        9,429      2,538
                                                            --------    -------
                                                            $ 77,889    $16,423
                                                            ========    =======

       Future maturities of long-term obligations for the five years subsequent to September 30, 1998 are as follows: 1999 -- $9,429,000; 2000 -- $4,177,000;
2001 -- $10,315,000; 2002 -- $10,071,000 and 2003 -- $53,074,000.

       Interest paid approximated $2,758,000 in 1998, $1,605,000 in 1997 and $631,000 in 1996.

       On February 19, 1997, the Company entered into a credit facility with Bank of America National Trust & Savings Association ("Pre IPO Credit Facility"). Proceeds from the Pre IPO Credit Facility were used to acquire the Nordic Group and to refinance certain indebtedness in connection with the acquisition. As additional consideration for the Pre IPO Credit Facility, the Company granted the Bank, pursuant to an agreement dated February 19, 1997, a warrant, expiring in 2002, to purchase

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

225,000 shares of Common Stock at a purchase price of $4.50 per share. The aggregate fair value of the 225,000 warrants issued of $265,500 ($1.18 per share) was treated as an original issue discount and was subsequently written off in connection with the extraordinary charge discussed in Note 8. The warrants under this agreement have not been exercised as of September 30, 1998.

       On June 27, 1997, concurrent with the closing of its Initial Public Offering, the Company terminated its Pre IPO Credit Facility and entered into its $40,000,000 three year, secured, domestic revolving credit facility with Bank of America National Trust & Savings Association as agent (the "Post IPO Credit Facility"). The Post IPO Credit Facility also permits the Company's overseas subsidiaries to incur up to $10,000,000 of additional unsecured indebtedness.

       On June 5, 1998, concurrent with the acquisition of the Carbons Group, the Company amended and restated its Post IPO Credit Facility by entering into a $110,000,000 secured, domestic facility, comprised of a $75,000,000 revolving facility and a $35,000,000 term loan (the "New Domestic Facility"). On September 30, 1998, the New Domestic Facility was amended to allow for the implementation of the 1999 Strategic Operating Plan described in Note 7 and the Company reduced the New Domestic Facility to $87,000,000, comprised of a $52,000,000 revolving facility and a $35,000,000 term loan (the "Amended Credit Facilities"). The Company's Amended Credit Facilities expire on May 19, 2003, and combined with the three oversees facilities will be utilized to fund operating activities of the Company, as well as future acquisitions.

       Availability for future borrowings under the Amended Credit Facilities is based on a multiple of the Company's pro forma earnings before interest, taxes, depreciation and amortization. At September 30, 1998, approximately $4,100,000 was available for future borrowings under the Amended Credit Facilities.

       Loans under the Amended Credit Facilities bear interest at a designated variable base rate plus spreads ranging from 0 to 25 basis points depending on the ratio of total consolidated indebtedness to the Company's earnings before interest, taxes, depreciation and amortization. At the Company's option, the credit facilities bear interest based on a designated London interbank offering rate ("LIBOR") or prime plus spreads ranging from 100 to 225 basis points, depending on the Company's aforementioned leverage ratio. Certain borrowings under the Amended Credit Facilities are subject to an interest rate swap agreement (see Note 14).

       The Amended Credit Facilities restrict or prohibit the Company from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The banks that participate in the Amended Credit Facilities also must approve most acquisitions. The Company's obligations under the Amended Credit Facility are secured by liens on substantially all of the Company's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of the Company's subsidiaries. The Company has guaranteed the payment by its three overseas subsidiaries of their obligations under the overseas facilities. The three overseas subsidiaries have given a negative pledge of their assets in connection with their facilities.

       The conversion rate on convertible subordinated notes payable to former shareholders of acquired companies range from $15.63 to $22.25.

       In March 1997, the Company entered into a note purchase agreement (the "Note Purchase Agreement") pursuant to which the Company could issue, and several purchasers had committed to

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

purchase, five year subordinated notes (the "1997 Notes"). The 1997 Notes were not drawn on by the Company and upon the consummation of the Initial Public Offering the Note Purchase Agreement terminated in accordance with its terms. In consideration of entering into the Note Purchase Agreement, parties agreeing to be purchasers of the 1997 Notes received 125,000 warrants to purchase shares of common stock at a purchase price of $4.50 per share. The aggregate fair value of the 125,000 warrants issued of $148,000 ($1.18 per share) was initially capitalized as deferred financing costs and was subsequently written off in connection with the extraordinary item discussed in Note 8. At September 30, 1998, warrants to purchase 62,500 shares of Common Stock were outstanding.

6.   LEASES

       The Company leases certain facilities and equipment under operating leases, some of which are with entities controlled by former shareholders of certain acquired businesses. Rent expense totaled $2,072,000 in 1998, $959,000 in 1997 and $241,000 in 1996. Related party rent expense included in these totals amounted to $758,000 in 1998, $438,000 in 1997 and $116,000 in 1996.
Aggregate future minimum lease payments under noncancelable operating leases at September 30, 1998 are as follows:

            RELATED
             PARTY     OTHER
            LEASES     LEASES     TOTAL
            -------    ------    -------
                   (In thousands)
1999        $  876     $1,558    $ 2,434
2000           886      1,206      2,092
2001           766      1,167      1,933
2002           389      1,101      1,490
2003           415        670      1,085
Thereafter   3,600      2,015      5,615
            ------     ------    -------
            $6,932     $7,717    $14,649
            ======     ======    =======

7.  SPECIAL CHARGES

       During the fourth quarter of fiscal 1998, the Company's Board of Directors approved the 1999 Strategic Operating Plan (the "1999 Plan") which is designed to reorganize the Company from a holding company with 23 operating companies into five integrated divisions that focus on specific market segments. The 1999 Plan, which will eliminate redundant costs and improve operating efficiencies, is expected to be substantially completed by the end of fiscal 1999. The plan includes costs associated with the exiting and consolidation of certain facilities and employee termination costs. Costs associated with this plan of approximately $2,858,000 were recognized during 1998. The 1999 Plan will reduce the Company's domestic and foreign workforce by approximately 75 people and eliminate certain production-related functions no longer required. At September 30, 1998, 41 employees have been terminated in conjunction with the 1999 Plan. Due to the timing of certain termination benefits and facility consolidation costs, the reserve is expected to be utilized throughout 1999 and 2000. Other costs associated with the 1999 Plan of approximately $1,000,000, which do not meet the criteria for recognition at September 30, 1998, will be recognized in future periods as

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

incurred. The following table summarizes the provisions, payments and remaining reserves associated with the 1999 Plan:

                                                                  OTHER
                                                 TERMINATION       EXIT
                                                  BENEFITS        COSTS       TOTAL
                                                 -----------    ----------    ------
                                                           (In thousands)
Provision in 1998                                  $1,076         $1,782      $2,858
Payments in 1998                                     (120)          (480)       (600)
                                                   ------         ------      ------
Reserve at September 30, 1998                      $  956         $1,302      $2,258
                                                   ======         ======      ======

       The Company also recorded a $17,284,000 non-cash charge during the fourth quarter of 1998, consisting of $15,967,000 related to the impairment of goodwill associated with the June 1997 Bioclear acquisition and $1,317,000 to write off the cumulative translation adjustment component of Bioclear's equity. In conjunction with the 1999 Plan, the Company determined that it would exit the acquired Bioclear business and the associated goodwill was therefore, not recoverable. The impairment charge was determined by reducing the carrying value of Bioclear's assets to fair value utilizing a certified independent third party valuation.

       The Company also incurred a special charge during the third quarter of fiscal 1998 of approximately $1,494,000 primarily attributable to contractual obligations of the Company to its former chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to the Company.

       The special charges of $2,630,000 for the year ended September 30, 1997 resulted primarily from the issuance, concurrent with the Initial Public Offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 was non-cash and the remainder represented cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

8.   EXTRAORDINARY ITEM

       The Company used a portion of the proceeds from its Initial Public Offering to repay substantially all of its outstanding indebtedness. In addition, concurrent with the Initial Public Offering the Company canceled the Note Purchase Agreement discussed in Note 5. In connection with the early retirement of certain indebtedness and the cancellation of the Note Purchase Agreement, the Company realized an extraordinary charge of $385,000, net of taxes of $257,000, related to the write-off of unamortized debt issuance costs and discounts associated with this indebtedness. This extraordinary item on a per share basis - assuming dilution was $0.05 for the year ended September 30, 1997.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

9.   INCOME TAXES

       The provision for income taxes consists of the following:

                                                          1998     1997    1996
                                                         ------    ----    ----
                                                             (In thousands)
Current:
  U.S. federal                                           $   --    $807    $--
  State and local                                           111     (48)     5
  Foreign                                                   690     214     --
                                                         ------    ----    ---
                                                            801     973      5
Deferred (credit):
  U.S. federal                                              620    (620)    --
  Foreign                                                    47     117     --
                                                         ------    ----    ---
                                                            667    (503)    --
                                                         ------    ----    ---
                                                         $1,468    $470    $ 5
                                                         ======    ====    ===

       The Company made income tax payments of approximately $979,000 in 1998, $220,000 in 1997 and $40,000 in 1996.

       Following is the reconciliation between the provision (credit) for income taxes and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income before income taxes:

                                                        1998      1997    1996
                                                       -------    ----    ----
                                                           (In thousands)
Provision (credit) for income taxes at the statutory
  federal rate                                         $(5,452)   $417    $106
Adjustments:
  State and local income taxes                             111     (32)      5
  Non-deductible goodwill amortization                     247      71      --
  Difference in rates on foreign subsidiaries               45     (46)     --
  Change in valuation allowance                          6,141      46     (99)
  Other                                                    376      14      (7)
                                                       -------    ----    ----
Provision for income taxes                             $ 1,468    $470    $  5
                                                       =======    ====    ====
Effective income tax rate                                   (9)%    38%      2%
                                                       =======    ====    ====

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of the net operating loss carryforward and temporary differences are as follows:

                                                      1998       1997     1996
                                                     -------    ------    ----
                                                          (In thousands)
Deferred tax assets:
  Net operating loss carryforward                    $15,100    $  771    $152
  Other                                                3,010       645     133
  Valuation allowance                                (16,124)     (110)    (64)
                                                     -------    ------    ----
                                                       1,986     1,306     221
Deferred tax liabilities:
  Amortization of goodwill                              (553)     (261)   (164)
  Revenue recognition                                 (1,164)     (485)     --
  Other                                                 (433)      (57)    (57)
                                                     -------    ------    ----
                                                      (2,150)     (803)   (221)
                                                     -------    ------    ----
  Net deferred tax asset (liability)                 $  (164)   $  503    $  -
                                                     =======    ======    ====

       In connection with acquisitions made in 1998, the Company recorded deferred tax asset valuation reserves as part of purchase price allocations totaling $7,417,000 in the United Kingdom, $1,497,000 in Germany and $509,000 in the United States due primarily to net operating loss carryforwards existing in these tax jurisdictions. The benefit of these net operating loss carryforwards realized in the future will be recorded as a reduction of goodwill rather than as a credit to income tax expense during that period. During 1998, an income tax benefit of $350,000 was recorded which resulted in a corresponding decrease in goodwill.

       For tax purposes, the Company has U.S. federal loss carryforwards of $17,629,000 which expire in the year 2018 and foreign net operating loss carryforwards of $25,389,000, $2,211,000 of which expire in 2005 and $23,178,000 that have no expiration date. A valuation allowance has been established for the entire amount of these net operating loss carryforwards since the realization is uncertain.

       The Company plans to continue to finance expansion of its operations outside of the United States by reinvesting undistributed earnings of its non-U.S. subsidiaries. The amount of undistributed earnings considered to be indefinitely reinvested for this purpose was approximately $4,600,000 at September 30, 1998. Accordingly, no provisions have been made for U.S. income tax purposes on such undistributed earnings. While the amount of any U.S. income taxes on these undistributed earnings, if distributed in the future, is not determinable, it is expected that they would be reduced by the utilization of tax credits or deductions. A distribution of these earnings would be subject to withholding taxes.

10.   STOCK OPTION PLANS

       During 1998, the shareholders approved the Omnibus Incentive Plan (the "Omnibus Plan"), which provides for compensatory equity based awards to officers and certain other key employees of

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

the Company. Awards may be granted for no consideration and consist of stock options, stock awards, SARs, dividend equivalents, other stock based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing.

       The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides grants to officers, certain other key employees and directors of awards consisting of "incentive stock options" as defined under the provisions of
Section 422 of the Internal Revenue Code and non-qualified stock options. All options granted under the Stock Option Plan expire ten years after the date of grant (see Note 11).

       The Company's 1997 Non-Employee Director Stock Option Plan (the "Director Plan") is authorized to issue up to 150,000 shares of Common Stock. Each non-employee director is automatically granted an option to purchase 3,000 shares of Common Stock. In addition, on each anniversary date of the Director Plan, each of the Company's then non-employee directors who have served at least six-months shall automatically be granted an option to purchase 5,000 shares of Common Stock. The per share exercise price of options granted under the Director Plan will be the fair market value of the Common Stock on the date of grant. Options granted under the Director Plan expire ten years after the date of grant (see Note 11).

       Collectively, 2,750,000 shares of Common Stock are available for granting of awards under the above plans at September 30, 1998.

       Under the Company's Employee Stock Purchase Plan (the "Stock Purchase Plan"), the Company is authorized to issue up to 500,000 shares of Common Stock. Under the terms of the Stock Purchase Plan, employees can choose to have up to 20% of their annual compensation withheld to purchase Common Stock. The exercise price for shares subject to purchase under options granted shall be 85% of the fair market value of the Common Stock on the first day of the purchase period, unless otherwise determined by the compensation committee. On the last day of the purchase period of any offering of shares made under the Stock Purchase Plan, each outstanding option shall automatically be exercised. At any time prior to the end of the purchase period applicable to each offering, an employee is permitted to terminate or reduce his or her payroll deductions, to reduce his or her options to purchase or to withdraw all or part of the amount in his or her account. The employee has the right to receive in cash the amount accumulated in such account. The Stock Purchase Plan will terminate in 2007.

11.   STOCK BASED COMPENSATION

       It is the Company's policy to generally grant stock options for a fixed number of shares to employees with the exercise price approximating fair value. The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations and accordingly, recognizes no compensation expense for stock options granted at fair value. Management believes that the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting For Stock Based Compensation" ("SFAS 123"), requires use of option valuation methods that were not developed for use in valuing employee stock options. Under APB 25, compensation expense has been recognized for all options granted at less than the fair market value of the Company's common shares on the date of grant (see Note 7).

       Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options and the options granted as part of the

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Plan were estimated at the date of grant using a Black-Scholes option pricing model. The Company utilized the following weighted-average assumptions for 1998, 1997 and 1996; risk-free interest rate of 6.0%, dividend yield rate of 0% and a weighted-average expected life of the options of 5 years. Further, the volatility factor of the expected market price of the Company's stock was 26% in 1998 and 30% in 1997 and 1996. Using the Black-Scholes model, the weighted-average grant-date fair value of options granted during 1998, 1997 and 1996 in the Stock Option Plan follows:

                                              1998                1997                1996
                                        ----------------    ----------------    ----------------
                                        FAIR    EXERCISE    FAIR    EXERCISE    FAIR    EXERCISE
                                        VALUE    PRICE      VALUE    PRICE      VALUE    PRICE
                                        -----   --------    -----   --------    -----   --------
Stock price:
  Equals exercise price                 $3.14    $8.98      $4.28    $11.20     $1.53    $3.92
  Greater than exercise price              --       --         --        --      4.18      .10
  Less than exercise price                 --       --         --        --      1.54     4.40

       The weighted-average grant-date fair values of the shares granted during 1998 and 1997 under the Stock Purchase Plan were $2.14 and $4.86, respectively.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options' vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted SFAS 123. The Company's pro forma information follows:

                                                             1998            1997         1996
                                                          -----------      --------      -------
                                                          (In thousands, except per share data)
Pro forma net income (loss)                                $(18,249)        $(331)        $268
Pro forma earnings (loss) per share -- basic                  (1.52)         (.07)         .18
Pro forma earnings (loss) per share -- assuming dilution      (1.52)         (.07)         .05

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       A summary of the Company's stock option activity and related information follows:

                                            1998                    1997                   1996
                                    --------------------    --------------------    ------------------
                                                WEIGHTED                WEIGHTED              WEIGHTED
                                     NUMBER     AVERAGE      NUMBER     AVERAGE     NUMBER    AVERAGE
                                       OF       EXERCISE       OF       EXERCISE      OF      EXERCISE
                                     SHARES      PRICE       SHARES      PRICE      SHARES     PRICE
                                    ---------   --------    ---------   --------    -------   --------
Outstanding at beginning of year    1,290,800    $8.48        666,500    $2.96      215,000    $ .10
Granted                               825,000     8.98        808,800     9.98      501,500     3.88
Exercised                            (230,500)    3.96       (184,500)     .33      (50,000)     .10
Canceled                               (1,000)   12.09
                                    ---------    -----      ---------    -----      -------    -----
Outstanding at end of year          1,884,300    $9.25      1,290,800    $8.48      666,500    $2.96
                                    =========    =====      =========    =====      =======    =====
Exercisable at end of year            754,325    $8.00        583,000    $3.98        3,750       --
                                    =========    =====      =========    =====      =======    =====
Available for future Options          400,700                  74,700                83,500
                                    =========               =========               =======

       The Company has reserved 2,572,500 shares of Common Stock for possible exercise of outstanding stock options and warrants.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

12.   EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share.

                                                              1998          1997         1996
                                                           -----------    ---------    ---------
                                                           (In thousands, except per share data)
Numerator:
  Income (loss) before extraordinary item                   $(17,504)      $  757       $  306
  Extraordinary item, net of tax                                  --         (385)          --
                                                            --------       ------       ------
  Income (loss) available to common stockholders for
     basic and diluted earnings per share                   $(17,504)      $  372       $  306
                                                            ========       ======       ======
Denominator:
  Average shares outstanding -- basic                         12,007        4,924        1,469
  Effect of dilutive securities:
     Conversion of preferred stock into common stock              --        2,395        3,250
     Stock options and warrants                                   --          485          235
                                                            --------       ------       ------
  Dilutive potential common shares                                --        2,880        3,485
                                                            --------       ------       ------
  Denominator for diluted earnings per share --
     Adjusted weighted-average shares and assumed
        conversions                                           12,007        7,804        4,954
                                                            ========       ======       ======
  Earnings (loss) per common share:
     Basic:
        Income (loss) before extraordinary item             $  (1.46)      $ 0.15       $ 0.21
        Extraordinary item, net of tax                            --        (0.08)          --
                                                            --------       ------       ------
                                                            $  (1.46)      $ 0.07       $ 0.21
                                                            ========       ======       ======
     Assuming dilution:
        Income (loss) before extraordinary item             $  (1.46)      $ 0.10       $ 0.06
        Extraordinary item, net of tax                            --        (0.05)          --
                                                            --------       ------       ------
                                                            $  (1.46)      $ 0.05       $ 0.06
                                                            ========       ======       ======

       For the fiscal year ended September 30, 1998, certain issuances of potential common stock were excluded from the computation of diluted earnings per share since their inclusion in the computation would have an anti-dilutive effect. Further, certain outstanding convertible subordinated notes in 1997 and 1996 have been excluded from the computation of diluted earnings per share, since they would have an anti-dilutive effect on earnings per share.

13.   RETIREMENT PLANS

       In conjunction with the acquisition of the Carbons Group on June 5, 1998, the Company acquired two defined benefit pension plans. The Company acquired a U.K. plan, which covers substantially all of the employees of Carbons and Croftshaw, and a U.S. plan, which covers

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

substantially all of the employees of Barnebey. Information pertaining to the Company's defined benefit pension plans follows (in thousands):

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at October 1, 1997                           $   --
Benefit obligations assumed in connection with acquisitions      8,449
                                                                ------
                                                                 8,449
Service cost                                                       171
Interest cost                                                      195
Plan participants' contributions                                    41
Actuarial gains                                                    (53)
Benefits paid                                                      (53)
Foreign currency exchange rate changes                             251
                                                                ------
Benefit obligation at September 30, 1998                        $9,001
                                                                ======
CHANGE IN PLAN ASSETS
Plan assets at October 1, 1997                                  $   --
Plan assets acquired                                             9,756
                                                                ------
                                                                 9,756
Actual return on plan assets                                      (241)
Company contributions                                               55
Plan participants' contributions                                    41
Benefits paid                                                      (53)
Foreign currency exchange rate changes                             322
                                                                ------
Plan assets at September 30, 1998                               $9,880
                                                                ======
FUNDED STATUS
Plan assets in excess of benefit obligations                    $  879
Unrecognized actuarial loss                                        496
                                                                ------
Prepaid benefit cost, net                                       $1,375
                                                                ======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF SEPTEMBER 30, 1998
     Discount rate                                               7.00%
     Expected return on plan assets                              9.00%
Rate of compensation increase                                     3.50
                                                              to 4.50%
COMPONENTS OF NET PERIODIC PENSION COST
Service cost                                                    $  171
Interest cost                                                      195
Expected return on plan assets                                    (291)
                                                                ------
Net periodic pension cost                                       $   75
                                                                ======

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       Amounts applicable to the Company's pension plan with accumulated benefit obligations in excess of plan assets are (in thousands):

Projected benefit obligation                                    $3,346
Accumulated benefit obligation                                   3,010
Fair value of plan assets                                        2,775

       In addition to the defined benefit plans acquired in the Carbons Group acquisition, the Company has certain other employees, all located in the United Kingdom, which currently participate in a defined benefit pension plan operated and funded by their former parent company. In accordance with the terms of the sale and purchase agreement, the Company is required to make contributions to the plan for a period not to exceed twelve months from the acquisition date, or March 1999. Upon expiration of the twelve-month period, the participants (and related plan assets and benefit obligation) will be transferred into a defined benefit pension plan funded and administered by the Company's U.K. operations. The net asset or obligation associated with this plan is not determinable at September 30, 1998.

       The Company also sponsors a defined contribution plan which covers substantially all domestic employees. Company contributions to the Plan totaled $94,000 in 1998 and $13,000 in 1997. No Company contributions were made in 1996.

14.   FINANCIAL INSTRUMENTS

       The carrying values of cash, cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. Substantially all of the Company's long-term debt obligations, except for the convertible subordinated notes -- related parties, have variable rates and cost approximates fair value at September 30, 1998. The convertible subordinated notes -- related parties do not have a ready market and cost is assumed to approximate fair value. The aggregate carrying value of these notes is $5,921,000 at September 30, 1998, with interest rates ranging from 3.00% to 5.81% and maturity dates ranging from September 1999 to March 2001.

       During 1998, the Company entered into an interest rate swap agreement with a major commercial bank to modify the interest characteristics of its Amended Domestic Facility. The agreement involves the exchange of amounts based on a fixed rate of interest for an amount based on a LIBOR-based floating rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The agreement, which expires on December 30, 1999, fixes the Company's LIBOR-based rate at 5.25% on a notional amount of $75,000,000. The differential to be paid or received as the interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The amount payable to or receivable from its counterparty is included in other liabilities or assets. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The fair value of the swap agreement at September 30, 1998 was a loss of $388,000. The counterparty to the agreement is a major commercial bank. Management believes that any loss related to credit risk is remote.

       The Company uses a limited number of foreign exchange instruments, primarily forward contracts, to manage exposure to currency rate fluctuations primarily related to the purchases of inventory. Gains and losses incurred on foreign exchange instruments identified as hedges are deferred

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

and recognized in income in the same period as the hedged transaction. The deferred gains or losses from hedging anticipated transactions were not material to the Company's financial condition at September 30, 1998 and 1997.

15.   GEOGRAPHIC AREA DATA

       The Company operates in a single industry, providing integrated water and wastewater treatment solutions to industry and municipalities worldwide. The Company has a strategy of acquisition and internal growth to provide integrated products, technologies and services to water users globally. Export sales represented approximately one-fifth of U.S. sales in 1998 and one-third in 1997 and 1996.

       Revenue transfers between geographic areas and other intergeographic eliminations are not material. The Company does not derive more than 10% of its total revenue from any individual customer.

       Prior to 1997, the Company's operations were all domestic. Information by geographic area for the years ended September 30, 1998 and 1997 follows:

                                   UNITED
                                   STATES     EUROPE      CANADA     CONSOLIDATED
                                   -------    -------    --------    ------------
                                                   (In thousands)
1998
  Net sales                        $74,719    $57,676    $  2,772      $135,167
  Operating income (loss) (1)          332      3,847     (16,690)      (12,511)
  Income (loss) before income
     taxes (1)                       1,379      1,765     (19,180)      (16,036)
  Assets employed at year end      112,200     66,940       4,421       183,561
1997
  Net sales                        $43,015    $20,556    $  1,128      $ 64,699
  Operating income (2)                 787      1,323         135         2,245
  Income (loss) before income
     taxes (2)                         431      1,162        (366)        1,227
  Assets employed at year end       62,489     32,317      21,054       115,860

---------------

(1) The special charges of $21,636,000 were recorded as follows: United States -- $3,335,000; Europe -- $1,017,000; Canada -- $17,284,000.

(2) The special charge of $2,630,000 is included under the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information required by this item is located on pages 3 through 7 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended September 30, 1998 and is incorporated herein by reference thereto.

ITEM 11.   EXECUTIVE COMPENSATION.

       Information required by this item is located on pages 8 through 15 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended September 30, 1998 and is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this item is located on pages 2 and 3 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's fiscal year ended September 30, 1998 and is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

       The following report and consolidated financial statements of Waterlink, Inc. and Subsidiaries are included in Item 8, Part II of this report:

       Report of Independent Auditors

       Consolidated Balance Sheets at September 30, 1998 and 1997

       Consolidated Statements of Operations for the years ended September 30, 1998, 1997 and 1996

       Consolidated Statements of Shareholders' Equity for the years ended September 30, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996

       Notes to Consolidated Financial Statements

(a) 2. FINANCIAL STATEMENT SCHEDULES

       Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Financial Statements or notes thereto.

(b)    REPORTS ON FORM 8-K

                           DATE                   ITEM                FINANCIAL STATEMENTS
                           ----                   ----                --------------------
           August 14, 1998                         #7     Historical Combined Financial Statements of
                                                          Barnebey & Sutcliffe Corporation and Combined
                                                          Affiliates.
                                                          Unaudited Pro Forma Condensed Consolidated
                                                          Financial Data of Waterlink, Inc. and
                                                          Subsidiaries.

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

                                         WATERLINK, INC.

                                         By: /s/ T.Scott King
                                             ---------------------------------
                                         Its President and Chief Executive
                                         Officer

                                         Date: December 1, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ John R. Miller                             /s/ Robert P. Pinkas
-------------------------------------------    -------------------------------------------
John R. Miller,                                Robert P. Pinkas,
Director                                       Director
Date: December 1, 1998                         Date: December 1, 1998

/s/ Rollin S. Reiter                           /s/ Dr. Paul M. Sutton
-------------------------------------------    -------------------------------------------
Rollin S. Reiter,                              Dr. Paul M. Sutton,
Director                                       Director
Date: December 1, 1998                         Date: December 1, 1998

/s/ Theodore F. Savastano                      /s/ T. Scott King
-------------------------------------------    -------------------------------------------
Theodore F. Savastano,                         T. Scott King,
Director and Chairman of the Board             Director, President and Chief Executive
Date: December 1, 1998                         Officer
                                               Date: December 1, 1998

/s/ Michael J. Vantusko
-------------------------------------------
Michael J. Vantusko,
Chief Financial Officer
(and principal accounting officer)
Date: December 1, 1998

                               INDEX TO EXHIBITS

EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------                       -------------------
   *3.1       Form of Fifth Amended and Restated Certificate of
              Incorporation of the Company (filed as an exhibit to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended June 30, 1997, File No. 1-13041)
   *3.2       Form of Amended and Restated By-Laws of the Company (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No.
              1-13041)
   *4.1       Form of Rights Agreement, dated as of May 23, 1997, between the Company and American Stock Transfer & Trust Company
              (filed as an exhibit to the Company's Quarterly Report on
              Form 10-Q for the quarterly period ended June 30, 1997, File
              No. 1-13041)
   *4.2       Amended and Restated Registration Rights Agreement, dated as of March 6, 1997, by and among the Company, Brantley Venture
              Partners III, L.P., Theodore F. Savastano, River Cities
              Capital Fund limited Partnership, IPP95, L.P., Environmental
              Opportunities Fund, L.P., Environmental Opportunities Fund
              (Cayman), L.P., Brantley Capital Corporation and National
              City Capital Corporation (filed as an exhibit to the
              Company's Registration Statement on Form S-1, filed
              April 16, 1997, Registration No. 333-25249).
   *4.3       Registration Rights Agreement, dated as of January 31, 1996, between the Company and Mass Transfer Systems, Inc (filed as an exhibit to the Company's Registration Statement on
              Form S-1, filed April 16, 1997, Registration No. 333-25249)
   *4.4       Registration Rights Agreement, dated as of April 26, 1996, between the Company and Lawrence A. Schmid (filed as an
              exhibit to the Company's Registration Statement on Form S-1, filed April 16, 1997, Registration No. 333-25249)
   *4.5       Registration Rights Agreement dated as of September 30,
              1996, between the Company, Lawrence Stenger, Theresa
              Stenger, Ronald Jaworski, Christine Jaworski, John Stenger,
              Dawn P. Stenger, Scott Stenger, Kristie D. Stenger, Jorg
              Menningman, Michael Mudrick, Robert Young and Gary Prae
              (filed as an exhibit to the Company's Registration Statement on Form S-1, filed April 16, 1997, Registration No.
              333-25249).
  *10.1       Employment Agreement, dated May 23, 1997, between the
              Company and Chet S. Ross (filed as an exhibit to the
              Company's Amendment No. 1 to Registration Statement on
              Form S-1, filed May 23, 1997, Registration No. 333-25249).
  *10.2       Employment Agreement, dated May 23, 1997, between the
              Company and Theodore F. Savastano (filed as an exhibit to
              the Company's Amendment No. 1 to Registration Statement on
              Form S-1, filed May 23, 1997, Registration No. 333-25249).
  *10.3       Employment Agreement, dated May 23, 1997, between the
              Company and Michael J. Vantusko (filed as an exhibit to the
              Company's Amendment No. 1 to Registration Statement on Form
              S-1, filed May 23, 1997, Registration No. 333-25249).
  *10.4       Employment Agreement, dated May 23, 1997, between the
              Company and L. Dean Hertert, Jr. (filed as an exhibit to the
              Company's Amendment No. 1 to Registration Statement on
              Form S-1, filed May 23, 1997, Registration No. 333-25249).
  *10.5       Employment Agreement, dated July 1, 1987, between Nordic
              Water Products AB and Dr. Hans F. Larsson (filed as an
              exhibit to the Company's Amendment No. 1 to Registration
              Statement on Form S-1, filed May 23, 1997, Registration No.
              333-25249).

EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------                       -------------------
  *10.6       Credit Agreement, dated as of February 19, 1997 among the
              Company, Bank of America Illinois, as agent, and the other financial institutions party thereto (filed as an exhibit to the Company's Registration Statement on Form S-1, filed
              April 16, 1997, Registration No. 333-25249)
  *10.7       Brantley Guaranty, dated as of February 19, 1997, by
              Brantley Venture Partners, III, L.P. in favor of Bank of
              America Illinois, as agent, on behalf of the other financial institutions party to the Credit Agreement, dated as of
              February 19, 1997 (filed as an exhibit to the Company's
              Registration Statement on Form S-1, filed April 16, 1997,
              Registration No. 333-25249).
  *10.8       Credit Agreement, dated as of June 27, 1997, among the
              Company, Bank of America National Trust & Savings
              Association (successor by merger to Bank of America
              Illinois), as agent, and for other financial institutions
              party thereto (filed as an exhibit to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended
              June 30, 1997, File No. 1-13041)
  *10.9       Credit Agreement, dated as of March 4, 1997, among
              Gigantissimo 2061 AB (to be known as Waterlink (Sweden) AB), the Company, as guarantor, and Bank of America National
              Trust & Savings Association, London Branch (filed as an
              exhibit to the Company's Registration Statement on Form S-1, filed April 16, 1997, Registration No. 333-25249).
  *10.10      First Amendment, dated as of June 27, 1997, to Credit
              Agreement, dated March 4, 1997, among Waterlink (Sweden) AB, the Company, as guarantor, and Bank of America National
              Trust & Savings Association, London Branch (filed as an
              exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
  *10.11      Credit Agreement, dated as of March 4, 1997, among Provista
              Einhundertsechsundfunfzigste Verwaltungsgesellschaft mbH (to
              be known as Waterlink (Germany) GmbH), Waterlink, Inc., as guarantor, and Bank of America National Trust & Savings
              Association, Frankfurt Branch (filed as an exhibit to the
              Company's Registration Statement on Form S-1, filed April
              16, 1997, Registration No. 333-25249).
  *10.12      First Amendment, dated as of June 27, 1997, to Credit
              Agreement, dated March 4, 1997, among Waterlink (Germany)
              GmbH, the Company, as guarantor, and Bank of America
              National Trust & Savings Association, Frankfurt Branch
              (filed as an exhibit to the Company's Quarterly Report on
              Form 10-Q for the quarterly period ended June 30, 1997, File
              No. 1-13041)
  *10.13      Common Stock Warrant Agreement, dated as of February 19,
              1997, between the Company and Bank of America Illinois
              (filed as an exhibit to the Company's Registration Statement on Form S-1, filed April 16, 1997, Registration No.
              333-25249).
  *10.14      The Company's 1995 Stock Option Plan (filed as an exhibit to the Company's Registration Statement on Form S-1, filed
              April 16, 1997, Registration No. 333-25249).
  *10.15      Subordinated Note Purchase Agreement and Credit Facility,
              dated as of March 6, 1997, among the Company, Brantley
              Venture Partners III, L.P. and the purchasers named therein, along with the Form of Subordinated Note due 2002 attached thereto as Exhibit A (filed as an exhibit to the Company's
              Registration Statement on Form S-1, filed April 16, 1997,
              Registration No. 333-25249).

EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------                       -------------------
  *10.16      Warrant Agreement, dated as of March 6, 1997, among the
              Company and each of the purchasers named therein, along with the Form of Warrant to Purchase Common Stock, attached
              thereto as Exhibit A (filed as an exhibit to the Company's
              Registration Statement on Form S-1, filed April 16, 1997,
              Registration No. 333-25249).
  *10.17      The Company's 1997 Omnibus Incentive Plan (filed as an
              exhibit to the Company's Amendment No. 1 to Registration
              Statement on Form S-1, filed May 23, 1997, Registration No.
              333-25249).
  *10.18      Asset Purchase Agreement, dated January 31, 1996, among the
              Company, Waterlink Acquisition Corporation, Mass Transfer
              Systems, Inc., Mark E. Neville and Frederick J. Siino (filed as an exhibit to the Company's Registration Statement on
              Form S-1, filed April 16, 1997, Registration No. 333-25249).
  *10.19      Asset Purchase Agreement, dated April 26, 1996, among the
              Company, A-M Acquisitions Corp., Aero-Mod Incorporated,
              Resi-Tech, Inc. and Lawrence A. Schmid (filed as an exhibit to the Company's Registration Statement on Form S-1, filed
              April 16, 1997, Registration No. 333-25249).
  *10.20      Asset Purchase Agreement, dated April 26, 1996, among the
              Company, B-W Acquisition Corp., Blue Water Services, Inc.
              and Lawrence A. Schmid (filed as an exhibit to the Company's
              Registration Statement on Form S-1, filed April 16, 1997,
              Registration No. 333-25249).
  *10.21      Agreement and Plan of Merger, dated September 27, 1996, by and among the Company, Wet Acquisition Corp. and Water
              Equipment Technologies, Inc. and the shareholders of Water
              Equipment Technologies, Inc (filed as an exhibit to the
              Company's Registration Statement on Form S-1, filed April
              16, 1997, Registration No. 333-25249).
  *10.22      Share Purchase Agreement, dated March 4, 1997, among
              Waterlink (Sweden) AB, Waterlink (Germany) GmbH, Awpe
              Svenska AB and Anglian Water Holding GmbH (filed as an
              exhibit to the Company's Registration Statement on Form S-1, filed April 16, 1997, Registration No. 333-25249).
  *10.23      Purchase and Sale Agreement, dated March 14, 1995, among
              Santech, Inc. (as assignee from the Company pursuant to an
              Assignment of Purchase and Sale Agreement dated March 28,
              1995) and Sanborn, Inc (filed as an exhibit to the Company's
              Registration Statement on Form S-1, filed April 16, 1997,
              Registration No. 333-25249).
  *10.24      Asset Purchase Agreement, dated August 28, 1995, among Great
              Lakes Environmental, Inc., a Delaware corporation (as
              assignee from the Company pursuant to an Assignment dated
              August 31, 1995), Great Lakes Environmental, Inc., an
              Illinois corporation, Lawrence Field and David Field (filed as an exhibit to the Company's Registration Statement on
              Form S-1, filed April 16, 1997, Registration No. 333-25249).
  *10.25      The Company's Employee Stock Purchase Plan (filed as an
              exhibit to the Company's Registration Statement on Form S-1, filed April 16, 1997, Registration No. 333-25249)
  *10.26      First Amendment, dated as of June 23, 1997, to the Company's
              Employee Stock Purchase Plan (filed as an exhibit to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended June 30, 1997, File No. 1-13041)
  *10.27      The Company's 1997 Non-Employee Director Stock Option Plan.
  *10.28      Stock Purchase Agreement among Waterlink (Sweden) AB,
              Waterlink, Inc. and the shareholders of Mellegard V.A.
              Maskiner AB dated September 12, 1997 (filed as an exhibit to the Company's Current Report on Form 8-K, filed September
              26, 1997, File No. 1-13041).

EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------                       -------------------
  *10.29      Stock Purchase Agreement dated September 30, 1997 among
              Waterlink, Inc., Philip A. Thompson and the Hycor
              Corporation Employee Stock Ownership Trust (filed as an
              exhibit to the Company's Current Report on Form 8-K, filed
              October 14, 1997, File No. 1-13041).
  *10.30      Stock Purchase Agreement between Waterlink, Inc., and David
              Romanow, Joe Romanow, Brian Topnik and Robert Jenkyns dated as of April 15, 1997 (filed as an exhibit to the Company's
              Current Report on Form 8-K, filed July 9, 1997, File No. 1-
              13041).
  *10.31      Stock Purchase Agreement between Great Lakes Environmental,
              Inc. and David M. Rice dated as of April 14, 1997 (filed as an exhibit to the Company's Amendment No. 1 to Registration
              Statement on Form S-1, filed May 23, 1997, Registration No.
              333-25249).
  *10.32      Letter Agreement among Waterlink, Inc., Bioclear Technology,
              Inc. and Royal Bank of Canada dated September 24, 1997
              (filed as an exhibit to the Company's Annual Report on Form
              10-K for the fiscal year ended September 30, 1997, File No.
              1-13041)
  *10.33      Stock Purchase Agreement between Waterlink, Inc., and
              Anglian Water Services Limited dated as of March 25, 1998
              (filed as an exhibit to the Company's Current Report on Form
              8-K, filed April 9, 1998, File No. 1-13041).
  *10.34      Stock Purchase Agreement between Waterlink, Inc., and
              Sutcliffe Speakman PLC dated as of June 5, 1998 (filed as an exhibit to the Company's Current Report on Form 8-K, filed
              June 19, 1998, File No. 1-13041).
  *10.35      Amended as Restated Credit Agreement, dated as of June 27,
              1997 and amended and restated as of May 19, 1998, among
              Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, Letter of Credit Issuing
              Bank, and Swing Line Bank, and the other financial
              institutions party hereto (filed as an exhibit to the
              Company's Current Report on Form 8-K, filed June 19, 1998,
              File No. 1-13041).
   10.36      Agreement, dated June 5, 1998, between the Company and Chet
              S. Ross.
   10.37      Executive Employment Agreement, dated June 8, 1998, between the Company and T. Scott King.
   10.38      Third Amendment, dated as of September 29, 1998, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party hereto.
   11.1       Computation of earnings per share.
   21.1       List of Subsidiaries of the Company.
   23.1       Consent of Ernst & Young LLP.
   27.1       Financial Data Schedule as of and for the year ended
              September 30, 1998.

---------------

* Incorporated herein by reference as indicated.

                              CORPORATE DIRECTORY


DIRECTORS

Theodore F. Savastano
Chairman of the Board

T. Scott King
President and Chief Executive Officer

John R. Miller*o
Director

Robert P. Pinkas o
Director

Rollin S. Reiter*o
Director

Dr. Paul M. Sutton*o
Director

* Audit Committee
o Compensation Committee

CORPORATE OFFICERS AND
SENIOR MANAGEMENT

T. Scott King
President and Chief Executive Officer

Michael J. Vantusko
Chief Financial Officer

L. Dean Hertert, Jr.
Vice President, Marketing and Business Development

Dr. Hans F. Larsson
Vice President, Technology

William A. McSwain
Vice President, Operations Integration

Donald A. Weidig
Controller and Secretary

Henrik Kallen
President, European Water and Wastewater Division

Frederick J. Siino
President, Biological Wastewater Systems Division

Philip A. Thompson
President, Separations Division

William W. Vogelhuber
President, Specialty Products Division

INDEPENDENT ACCOUNTANTS

Ernst & Young LLP
700 William R. Day Building
121 Cleveland Avenue South
Canton, Ohio
44702-1920

INDEPENDENT COUNSEL

Benesch, Friedlander, Coplan and Aronoff LLP
2300 BP Tower
200 Public Square
Cleveland, Ohio
44114-2378

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
40 Wall Street
New York, NY 10005

SHAREHOLDER INFORMATION

The Company's common stock trades on the New York Stock Exchange under the symbol "WLK".

ANNUAL MEETING

The Annual Shareholders Meeting will be held on January 21, 1999 at the Sheraton Inn Belden Village, 4375 Metro Circle, North Canton, Ohio at 10:00 a.m.

CORPORATE OFFICE

Waterlink, Inc.
4100 Holiday Street NW
Canton, Ohio
44718-2532
Phone: 330-649-4000
Fax: 330-649-4008
E-mail:
waterlink@waterlink.com
Web: www.waterlink.com



                         WORLDWIDE OPERATING LOCATIONS


BIOLOGICAL WASTEWATER SYSTEMS DIVISION

MTS and Kaldnes Systems
Fall River, Massachusetts
+1 508-679-6770

Aero-Mod Systems
Manhattan, Kansas
+1 785-537-4995

Sanborn Technologies
Medway, Massachusetts
+1 508-533-8800

SEPARATIONS DIVISION

Hycor, NWP, Purac Products
Lake Bluff, Illinois
+1 847-473-3700

Great Lakes Environmental Products and Systems
Addison, Illinois
+1 630-543-9444

Lanco Products
Grand Rapids, Michigan
+1 616-791-9100

SPECIALTY PRODUCTS DIVISION

Waterlink/Barnebey Sutcliffe
Columbus, Ohio
+1 614-258-9501

Waterlink/Sutcliffe Carbons and Sutcliffe Croftshaw
Lancashire, UK
+ 44 1942 275 400

PURE WATER DIVISION

C'treat Offshore Watermakers
The Woodlands, Texas
+1 281-367-2800

WET Products and Systems
West Palm Beach, Florida
+1 561-684-6300

EUROPEAN WATER AND WASTEWATER DIVISION

WATERLINK AB

MEVA, NOXON, and Zickert Products
Gothenburg, Sweden
+46 31 68 49 96

Filtration Products
Nynashamn, Sweden
+46 8 520 651 00

NOXON and Zickert Products Manufacturing
Kungsbacka, Sweden
+46 300 710 65

MEVA Products
Design/Engineering
Mariestad, Sweden
+46 501 787 00

Waterlink Oy
Vantaa, Finland
+358 9 5305 6500

Zickert Miljo A/S
Holstebro, Denmark
+45 9741 0222

WATERLINK UK
Cambridgeshire, UK
+44 1353 602 700

AXEL JOHNSON ENGINEERING GMBH
Neuss-Grimlinghausen
Germany
+49 2131 3106 0


SOLUTIONS
SPEED
SPIRIT

---------
WATERLINK
---------


4100 Holiday Street N.W.
Canton, Ohio 44718-2532
www.waterlink.com