Form 10-Q
period 1998-12-31
WATERLINK INC
filed 1999-02-12
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarterly Period Ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from to

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

Common Stock, $.001 par value - 12,635,861 shares outstanding as of January 31, 1999

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 1998 and
         December 31, 1998                                                 3 - 4

         Consolidated statements of income - Three months
         ended December 31, 1997 and 1998                                      5

         Consolidated statements of cash flows - Three months
         ended December 31, 1997 and 1998                                      6

         Notes to consolidated financial statements                       7 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders                    21

Item 6.  Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    22

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS-UNAUDITED



                                                    September 30,      December 31,
                                                        1998              1998
                                                      --------          --------
ASSETS                                                      (In thousands)
Current Assets:
     Cash and cash equivalents                        $  3,925          $  4,097
     Accounts receivable:
        Trade, net                                      29,906            25,536
        Other                                            2,757             2,702
     Inventories                                        22,160            24,095
     Costs in excess of billings                        17,195            17,182
     Refundable income taxes                               840               170
     Other current assets                                3,111             3,330
                                                      --------          --------
Total Current Assets                                    79,894            77,112

Property, plant and equipment, at cost:
     Land, buildings and improvements                    4,095             2,935
     Machinery and equipment                             8,293             7,578
     Office equipment                                    2,899             3,176
                                                      --------          --------
                                                        15,287            13,689
     Less accumulated depreciation                       1,557             1,721
                                                      --------          --------
                                                        13,730            11,968

Other assets:
     Goodwill, net                                      79,936            79,311
     Patents, net                                        1,408             1,395
     Other assets                                        8,593            11,231
                                                      --------          --------
                                                        89,937            91,937
                                                      --------          --------
Total Assets                                          $183,561          $181,017
                                                      ========          ========













                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)



                                                        September 30,      December 31,
                                                            1998               1998
                                                          ---------         ---------
                                                                 (In thousands,
                                                               except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable-trade                               $  15,133         $  13,812
     Accrued expenses                                        18,881            19,429
     Additional purchase consideration payable                1,000                 -
     Billings in excess of cost                               3,392             2,649
     Accrued income taxes                                     1,158             1,107
     Deferred income taxes                                      164               177
     Current portion of long-term obligations                 9,429             6,204
                                                          ---------         ---------
Total Current Liabilities                                    49,157            43,378

Long-term obligations:
     Long-term debt                                          73,639            77,937
     Convertible subordinated notes-related parties           4,250             3,250
     Other long-term obligations                              1,637             1,157
                                                          ---------         ---------
                                                             79,526            82,344

Shareholders' equity:
     Preferred Stock, $.001 par value per share,
        10,000,000 shares authorized, none issued and
        outstanding                                               -                 -
     Common Stock, voting, $.001 par value per share,
        Authorized - 40,000,000 shares
        Issued and outstanding - 12,225,604 shares at
            September 30, 1998 and 12,635,861 at
            December 31, 1998                                    12                13
     Additional paid-in capital                              71,973            72,966
     Accumulated other comprehensive income                     231              (875)
     Retained (deficit)                                     (17,338)          (16,809)
                                                          ---------         ---------
Total Shareholders' Equity                                   54,878            55,295
                                                          ---------         ---------
Total Liabilities and Shareholders' Equity                $ 183,561         $ 181,017
                                                          =========         =========






                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME-UNAUDITED


                                                          Three Months Ended
                                                             December 31,
                                                       1997               1998
                                                     --------           --------
                                                (In thousands, except per share data)

Net sales                                            $ 32,080           $ 41,368
Cost of sales                                          19,986             27,888
                                                     --------           --------
Gross Profit                                           12,094             13,480

Selling, general and
     administrative expenses                            8,069             10,319
Special charges                                             -                219
Amortization                                              432                537
                                                     --------           --------
Operating Income                                        3,593              2,405

Other income (expense):
     Interest expense                                    (289)            (1,800)
     Interest income and other items- net                  27                 95
                                                     --------           --------
Income Before Income Taxes                              3,331                700
Income taxes                                            1,316                171
                                                     --------           --------

Net Income                                           $  2,015           $    529
                                                     ========           ========

Earnings per Common Share:
     Basic                                           $   0.17           $   0.04
     Assuming dilution                               $   0.16           $   0.04

Weighted Average Common Shares Outstanding:
     Basic                                             11,907             12,316
     Assuming dilution                                 12,843             12,336


                See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED


                                                             Three Months Ended
                                                                 December 31,
                                                            1997              1998
                                                          -------           -------
                                                                (In thousands)
OPERATING ACTIVITIES
Net income                                                $ 2,015           $   529
Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Depreciation and amortization                            663               990
     Deferred income taxes                                    497                13
     Changes in working capital:
        Accounts receivable                                 5,891             4,503
        Inventories                                          (323)           (1,969)
        Costs in excess of billings                        (3,662)               14
        Refundable income taxes                               137               670
        Other assets                                       (2,057)             (765)
        Accounts payable                                   (1,814)           (1,347)
        Accrued expenses                                     (469)               69
        Billings in excess of cost                         (1,926)             (752)
        Accrued income taxes                                  624               (42)
                                                          -------           -------
Net cash provided (used) by operating activities             (424)            1,913

INVESTING ACTIVITIES
Purchases of equipment                                       (517)             (937)
Purchases of subsidiaries, net of cash acquired            (1,274)           (1,477)
                                                          -------           -------
Net cash used in investing activities                      (1,791)           (2,414)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                          3,387             1,131
Payments on long-term borrowings                             (730)              (58)
Proceeds from sale of common stock                            400                 -
                                                          -------           -------
Net cash provided by financing activities                   3,057             1,073

Effect of exchange rate changes on cash                      (282)             (400)
                                                          -------           -------

Increases in cash and cash equivalents                        560               172
Cash and cash equivalents at beginning of period            2,482             3,925
                                                          -------           -------
Cash and cash equivalents at end of period                $ 3,042           $ 4,097
                                                          =======           =======




                See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

   (INFORMATION AS OF DECEMBER 31, 1998 AND FOR THE THREE-MONTH PERIODS ENDED
                    DECEMBER 31, 1997 AND 1998 IS UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

2.    INVENTORIES

Inventories consisted of the following (thousands of dollars):

                                                                        September 30,     December 31,
                                                                           1998              1998
                                                                           ----              ----
          Raw materials and supplies                                      $11,843          $13,485
          Work in process                                                   3,500            5,771
          Finished goods                                                    6,817            4,839
                                                                          -------          -------
                                                                          $22,160          $24,095
                                                                          =======          =======

3.    CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (thousands of dollars):

                                                                         September 30,    December 31,
                                                                           1998              1998
                                                                           ----              ----

          Contract costs incurred to date                                 $57,435          $49,984
          Estimated profits                                                24,497           20,157
                                                                          -------          -------
          Contract revenue earned to date                                  81,932           70,141
          Less billings to date                                            68,129           55,608
                                                                          -------          -------
          Cost and estimated earnings in excess of billings, net          $13,803          $14,533
                                                                          =======          =======

The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                        September 30,    December 31,
                                            1998             1998
                                          -------          -------
     Costs in excess of billings          $17,195          $17,182
     Billings in excess of cost             3,392            2,649
                                          -------          -------
                                          $13,803          $14,533
                                          =======          =======

4.    CAPITALIZATION

During the quarter ended December 31, 1998 the Company entered into an agreement with one of its existing holders of convertible subordinated notes to reduce the note principal amount from $2,000,000 to $1,000,000 in exchange for 410,257 shares of Common Stock. In addition, the maturity date of the $1,000,000 principal amount of the convertible subordinated note was extended from September 30, 1999 to October 1, 2000; the interest rate on the remaining note balance was increased from 5.81% to 6.06%; and the conversion rate was decreased from $22.25 per share to $6.75 per share.

A progression of shareholders' equity follows (thousands of dollars):

                                                                       Accumulated
                                                           Additional      Other       Retained       Total
                                              Common        Paid-in   Comprehensive    Earnings      Shareholders'
                                               Stock        Capital        Income      (Deficit)       Equity
                                              --------      --------      --------      --------      --------

Balance at September 30, 1998                 $     12      $ 71,973      $    231      $(17,338)     $ 54,878
Net income                                                                                   529           529
Foreign currency translation
   adjustments                                                              (1,106)                     (1,106)
                                                                                                      --------
   Comprehensive income                                                                                   (577)
Issuance of 410,257 shares of common
  stock in connection with the conversion
  of convertible subordinated notes                  1           999                                     1,000
Other                                                             (6)                                       (6)
                                              --------      --------      --------      --------      --------
Balance at December 31, 1998                  $     13      $ 72,966      $   (875)     $(16,809)     $ 55,295
                                              ========      ========      ========      ========      ========


5.    SPECIAL CHARGES

During the fourth quarter of fiscal 1998, the Company's Board of Directors approved the 1999 Strategic Operating Plan (the "1999 Plan"), which is designed to restructure the Company from a holding company with 23 operating companies into five integrated divisions that focus on specific market segments. The 1999 Plan, which will eliminate redundant costs and improve operating efficiencies, is expected to be substantially completed by the end of fiscal 1999. The plan includes costs associated with the exiting and consolidation of certain facilities and employee termination costs. In conjunction with the 1999 Plan, the Company expects to reduce the Company's domestic and foreign workforce by approximately 75 people and eliminate certain administrative and production-related functions no longer required. Through December 31, 1998, 73 employees have been terminated in conjunction with the 1999 Plan, of which 49 people received, or are currently receiving, termination benefits in accordance with Company guidelines or local laws. Further, four facilities have been closed or relocated as of December 31, 1998. Due to the timing of certain termination benefits and facility consolidation costs, the reserve is expected to be utilized throughout fiscal 1999 and 2000. Other costs associated with the 1999 Plan of approximately $1,300,000, which did not meet the criteria for recognition at September 30, 1998, are expected to be incurred during fiscal 1999, of which, the Company incurred $219,000 during the quarter ended December 31, 1998. The following table summarizes the provisions, payments and remaining reserves associated with the 1999 Plan:


                                  TERMINATION   OTHER EXIT
                                    BENEFITS      COSTS        TOTAL
                                    -----------------------------------
                                                  (In thousands)
Provision in fiscal 1998            $ 1,076      $ 1,782      $ 2,858
Payments in fiscal 1998                (120)        (480)        (600)
                                    ----------------------------------
  Reserve at September 30, 1998         956        1,302        2,258
Provision in fiscal 1999                 41          178          219
Payments in fiscal 1999                (363)        (378)        (741)
                                    ----------------------------------
  Reserve at December 31, 1998      $   634      $ 1,102      $ 1,736
                                    ==================================


6.    EARNINGS PER SHARE

The following table sets forth the computation of basic and assuming dilution earnings per share (in thousands, except per share data):

                                                                            Three Months Ended
                                                                                December 31,
                                                                             1997       1998
                                                                           -------     -------
Numerator:
    Numerator for basic earnings per share-net income                      $ 2,015     $   529
    Effect of dilutive securities-interest on convertible subordinated
        notes, net of tax                                                        8           -
                                                                           -------     -------
    Numerator for diluted earnings per share-income available to
        common stockholders after assumed conversions                      $ 2,023     $   529
                                                                           =======     =======

Denominator:
  Average shares outstanding- basic                                         11,907      12,316
  Effect of dilutive securities:
      Stock options and warrants                                               858          20
      Convertible subordinated notes                                            78           -
                                                                           -------     -------
 Denominator for diluted earnings per share-
      weighted average shares and assumed conversions                       12,843      12,336
                                                                           =======     =======

Earnings per common share:
      Basic                                                                $  0.17     $  0.04
      Assuming dilution                                                    $  0.16     $  0.04

For the quarters ended December 31, 1998 and 1997, certain issuances of potential common stock and certain outstanding convertible subordinated notes were excluded from the computation of diluted earnings per share since their inclusion in the computation would have an anti-dilutive effect.

       PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                        WATERLINK, INC. AND SUBSIDIARIES

OVERVIEW

         Waterlink is an international provider of integrated water purification and wastewater treatment solutions, principally to industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994 and has grown externally by completing thirteen acquisitions and internally through industry wide expansion as well as Waterlink sponsored programs.

         The current focus of Waterlink is the implementation of its 1999 Strategic Operating Plan (the "1999 Plan"). The 1999 Plan is being implemented in three phases: the restructuring phase, the cost reduction phase, and the growth phase.

         The restructuring phase was completed prior to October 1, 1998, the beginning of Waterlink's fiscal year, and restructured Waterlink from 23 separate operating companies into the following five fully integrated divisions that are focused on their specific markets:

         -     Biological Wastewater Treatment Division
         -     Separations Division
         -     Pure Water Division
         -     Specialty Products Division
         -     European Water and Wastewater Division

         This divisional structure allows Waterlink to utilize the strengths of its complementary product lines and work closer with customers through the Waterlink brand name.

         The cost reduction phase established goals of reducing selling, general and administrative expenses by $4.3 million in fiscal 1999, principally by reducing the number of employees by 75, or 10% of the work force, and by closing seven facilities. Through December 31, 1998 the annualized cost savings of $4.3 million was achieved and the reduction of 75 employees substantially was achieved. With regard to facilities, four have been closed and the remaining three are scheduled to close before September 30, 1999, the end of Waterlink's fiscal year.

         The cost reduction phase also includes an initiative to reduce production costs by identifying common suppliers among divisions and consolidating purchases to increase Waterlink's purchasing power. These supply contracts with vendors are expected to provide cost savings to help Waterlink remain competitive in the long term.

          During the second quarter of fiscal 1999, additional employee reductions of approximately 25 people will be made in connection with the closing of facilities. The savings from these additional employee reductions will be reinvested in sales and engineering personnel during the remainder of the fiscal year to help implement the growth phase of the 1999 Plan. The restructuring and cost reduction phases of the 1999 Plan provide the foundation for the growth phase.

         The improved communications and specific identification of markets and products resulting from the restructuring of Waterlink, together with the reinvestment in sales and engineering professionals, will allow Waterlink to pursue more significant orders in the future. Two specific areas of focus are the implementation of our strategic alliance program with selected design and engineering firms to increase recognition of the Waterlink brand name, and our integrated systems effort that is expected to provide more interdivisional cross selling opportunities. Waterlink is also developing sales strategies in continents where we do not currently have a significant presence. The growth phase of the 1999 Plan is expected to help build Waterlink into a sales, marketing and engineering leader in the industry, focused on profitable growth over the long term.

         Waterlink's new organization is also designed to more efficiently integrate future acquisitions. In the future, acquisitions are expected to continue to play a strategic role in Waterlink's future to increase competitiveness, spur revenue and earnings growth, and enhance its total solutions capability.

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

         The majority of the systems and equipment produced by Waterlink are custom designed and take a number of months to produce. Revenues from large contracts are recognized using the percentage of completion method of accounting in the proportion that costs bear to total estimated costs at completion. Revisions of estimated costs or potential contract losses, if any, are recognized in the period in which they are determined. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in revenues when collection is probable. Revenues from remaining systems and equipment sales are recognized when shipped.

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. As part of its strategic plan, Waterlink expects that it may receive contracts that are significantly larger than those received by Waterlink historically. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. However, as a result of its strategic plan, Waterlink anticipates that both the dollar volume and number of contracts in its backlog will increase significantly. As of December 31, 1998, Waterlink's backlog was approximately $32.6 million. In addition, Waterlink also had $6.5 million of firm commitments to purchase recurring revenue products from its Specialty Products Division at December 31, 1998. Therefore, quarterly sales and operating results may be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular quarter. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                  Three Months Ended
                                                     December 31,
                                                    1997       1998
                                                    ----       ----
Net sales                                          100.0%      100.0%
Cost of sales                                       62.3        67.4
                                                   -----       -----
Gross profit                                        37.7        32.6

Selling, general and administrative expenses        25.2        24.9
Special charges                                        -         0.6
Amortization                                         1.3         1.3
                                                   -----       -----
Operating income                                    11.2         5.8

Other income (expense):
  Interest expense                                  (0.9)       (4.3)
  Interest income and other items - net              0.1         0.2
                                                   -----       -----
Income before income taxes                          10.4         1.7
Income taxes                                         4.1         0.4
                                                   -----       -----
Net income                                           6.3%        1.3%
                                                   =====       =====


Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

Net Sales: Net sales for the three months ended December 31, 1998 were $41,368,000, an increase of $9,288,000 from the comparable prior period. The increase was due to the acquisition of Chemitreat Services, Inc, on March 2, 1998; of Aquafine Engineering Services Limited and Purac Engineering Incorporated in a single transaction on March 25, 1998; and of Barnebey & Sutcliffe Corporation, Sutcliffe Speakman Carbons Limited and Sutcliffe Croftshaw

Limited (collectively referred to as the "Specialty Products Division") in a single transaction on June 5, 1998. Waterlink experienced negative internal growth for the quarter of 30.7%, resulting primarily from German-based sales activity and a Utah-based land development wastewater project that generated significant revenues in the first quarter of fiscal 1998. Excluding these two factors, internal growth would have declined by 7.8% due to the timing of orders at two specific domestic locations. Waterlink measures internal growth by comparing each subsidiary's net sales from the months subsequent to their respective acquisition dates during the prior year to those same months in the current year.

Gross Profit: Gross profit for the three months ended December 31, 1998 was $13,480,000, an increase of $1,386,000 from the comparable prior period due to the acquisitions. Gross margin was 32.6% for 1998 as compared to 37.7% for 1997. The gross margin for 1998 has been impacted by the June 1998 acquisition of the Specialty Products Division, which historically experiences lower margins as compared to other Waterlink companies. The gross margin for 1997 was increased by approximately 2.8% as a result of the previously mentioned land development project that was substantially completed during the quarter ended December 31, 1997.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended December 31, 1998 were $10,319,000, an increase of $2,250,000 from the comparable prior period. The increase was primarily due to the acquisitions. Selling, general and administrative expenses as a percentage of net sales were 24.9% in 1998 as compared to 25.2% for the comparable prior period. This decrease primarily reflects the costs savings realized from Waterlink's restructuring under its 1999 Plan; as well as the impact of the June 1998 acquisition of the Specialty Products Division, which historically experiences a lower percentage of selling, general and administrative expenses as a percentage of sales than other Waterlink companies.

Special Charges: Special charges of $219,000 during the three months ended December 31, 1998 related to continuing costs associated with the implementation of Waterlink's 1999 Plan.

Amortization: Amortization expense for the three months ended December 31, 1998 was $537,000, an increase of $105,000 from the comparable prior period. The increase was primarily due to the additional goodwill resulting from the acquisitions, offset by $112,000 reduction in amortization expense resulting from the exit of Waterlink's Bioclear business during the fourth quarter of fiscal 1998.

Interest Expense: Interest expense for the three months ended December 31, 1998 was $1,800,000, an increase of $1,511,000 from the comparable prior period primarily due to increased borrowings related to Waterlink's fiscal 1998 acquisitions.

Income Taxes: Waterlink recorded income taxes of $171,000 on pre-tax income of $700,000, which is an effective tax rate of 24.4%. This effective rate is lower than the United States federal statutory rate of 34% since federal income taxes were not recorded on Waterlink's domestic earnings due to the utilization of its net operating loss carryforward. The effective income tax rate of

39.5% for the three months ended December 31, 1997 exceeds the United States federal statutory rate of 34% due primarily to non-deductible goodwill amortization related to certain acquisitions made by Waterlink as well as state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Waterlink's primary sources of liquidity have been:

         -        borrowings available under credit facilities
         - net proceeds from the sale of Waterlink's common and preferred stock
         - issuance of common stock and seller financing incurred in connection with Waterlink's completed acquisitions
         -        cash flow from certain profitable acquisitions.

         Historically, Waterlink's primary uses of capital have been:

         -        the funding of its acquisition program
         - working capital requirements including the funding for growth at certain acquisitions
         - the funding required for certain under-performing acquisitions.

          Waterlink does not currently anticipate making significant capital investments in plant and equipment due to its focus on partnering with vendors who manufacture most of the components used in Waterlink's systems and equipment.

         For the three months ended December 31, 1998, net cash provided by operating activities was $1,913,000. This positive cash flow, along with additional long-term borrowings, were used to fund purchases of equipment totaling $937,000 and cash outlays related to the purchases of businesses of $1,477,000.

         In the fourth quarter of fiscal 1998, Waterlink's Board of Directors approved the 1999 Plan. The 1999 Plan includes costs associated with the exiting of certain facilities and employee termination costs. Costs associated with this plan of totaled $2,858,000 during fiscal 1998 and $219,000 for the three months ended December 31, 1998, of which approximately $1,736,000 is reserved for future payment at December 31, 1998. Additional costs associated with the 1999 Plan of approximately $1,000,000 are expected to be recognized during the remainder of fiscal 1999.

         During fiscal 1998 Waterlink invested in Aquatec Water Systems, Incorporated ("Aquatec"), a designer and manufacturer of specialized multi-chamber pumps for the pure water industry, in the form of $1,400,000 subordinated debt instruments, which are convertible into approximately 30% of the equity of Aquatec, together with other stock purchase options. Waterlink is currently negotiating with an investor group to sell this investment at approximately book value.

         Waterlink is also in the process of disposing of other non-revenue producing assets. A Waterlink-owned facility vacated during fiscal 1998 was recently sold, the proceeds of $519,000 were received during January 1999. Waterlink is also in the process of selling its land, building and equipment in Winnipeg, Manitoba, Canada, the former site of its Bioclear manufacturing facility.

         Waterlink intends to continue pursuing attractive acquisition opportunities. The timing, size and success of any acquisition effort and the associated potential capital commitments are unpredictable. As a result of the Specialty Products Division acquisition and the implementation of the 1999 Plan, Waterlink has caused its current and long-term debt to be in excess of stockholder's equity and bears the risks associated with increased leverage.

         Waterlink believes that through the end of fiscal 1999, sufficient funds for its working capital needs, additional cash requirements of the 1999 Plan, acquisitions and additional contingent consideration related to acquisitions will be provided by:

         -        future cash flow from operations
         -        borrowings under its credit facilities
         - issuance of subordinated indebtedness, Common Stock and seller financing incurred in connection with future acquisitions or financings
         -        the sale of certain underperforming assets.

Acquisitions

         During the three months ended December 31, 1998 Waterlink made additional purchase consideration payments of $1,477,000 related to the achievement of targeted operating results of two of its acquisitions. These amounts have been recorded as additional goodwill.

         Under the terms of certain of the purchase agreements, Waterlink may be required to make additional purchase consideration payments of up to $1,983,000, contingent upon the achievement of specified operating results through fiscal 2000. The payments that are expected to be required for meeting fiscal 1999 and 2000 targets are $983,000 and $1,000,000, respectively. Any such additional purchase consideration payments will be treated as additional goodwill for accounting purposes.

Credit Availability

         Waterlink's credit facilities are comprised of (1) an $87,000,000 amended domestic facility with Bank of America National Trust & Savings Association as agent, which expires on May 19, 2003 and (2) separate facilities aggregating $7,000,000 at three of its overseas subsidiaries. The credit facilities will be utilized to fund operating activities of Waterlink as well as future acquisitions.

         Loans under the credit facilities bear interest at a designated variable base rate plus spreads ranging from 0 to 25 basis points depending on a leverage ratio of total consolidated indebtedness to Waterlink's earnings before interest, taxes, depreciation and amortization. At Waterlink's option, the credit facilities bear interest based on a designated London interbank offering rate ("LIBOR") plus spreads ranging from 100 to 225 basis points, depending on Waterlink's leverage ratio.

         The credit facilities restrict or prohibit Waterlink from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The banks that participate in the credit facilities also must approve most acquisitions. Waterlink's obligations under the credit facilities are secured by liens on substantially all of Waterlink's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of Waterlink's subsidiaries. Waterlink has guaranteed the payment by its three overseas subsidiaries of their obligations under the overseas facilities. The three overseas subsidiaries have given a negative pledge of their assets in connection with the overseas facilities.

         Availability for future borrowings under the credit facilities are based on a multiple of Waterlink's pro forma earnings before interest, taxes, depreciation and amortization. At December 31, 1998, approximately $1.4 million was available for future borrowings under the credit facilities. Availability for future borrowings may increase or decrease based on the pro forma operating performance of Waterlink.

         Waterlink also has in place a $3,000,000 credit facility with Royal Bank of Canada to fund Canadian working capital requirements including banker's acceptances and letters of credit. Interest rates are negotiated on an individual borrowing basis and are related to the Royal Bank of Canada's prime rate. At December 31, 1998 the Canadian credit facility was fully utilized. Borrowings under the Canadian credit facility are payable upon demand and are guaranteed by the real and personal property of Bioclear. Waterlink is currently negotiating an amendment to the Canadian credit facility that is supportive of the 1999 Plan.

         Waterlink's earnings are affected by changes in interest rates charged on its domestic facility. During 1998, Waterlink entered into an interest rate swap agreement with a major commercial bank to modify the interest characteristics of its domestic facility. The agreement involves the exchange of amounts based on a fixed rate of interest for an amount based on a LIBOR-based floating rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The agreement, which expires on December 30, 1999, fixes Waterlink's LIBOR-based rate at 5.25% on a notional amount of $75,000,000.

         Waterlink also has exposure to currency rate fluctuations related primarily to the purchases of inventory. Waterlink continues to utilize a limited number of foreign exchange instruments, primarily forward contracts, to manage this exposure.

Year 2000

         The Year 2000 issue, as widely reported, could cause malfunctions in certain computer-related applications with respect to dates on or after January 1, 2000. These malfunctions could relate to Information Technology ("IT") or non-IT environments. Due to Waterlink's decentralized IT environments, individual assessments, in accordance with Waterlink's Year 2000 Program, have been conducted at Waterlink's operating companies. Collectively, these assessments indicate that Waterlink's exposure to this segment of the Year 2000 issue is not significant as Waterlink does not extensively rely on IT systems which require modification. Waterlink's externally developed system issues have been assessed company-wide through inquiry of external vendors and testing procedures where necessary. The appropriate upgrades, if required, have been (or are scheduled to be) attained in order to make these systems Year 2000 compliant. Waterlink has tested internally developed software systems where applicable and have developed programs to make these systems Year 2000 compliant. Testing of upgraded or modified systems has begun at Waterlink's various operating units. Results of these testing procedures, which are scheduled to be completed by the end of fiscal 1999, are incomplete.

         The Year 2000 Program also addresses issues related to non-IT environments. Collectively, these assessments indicate that Waterlink's exposure to this segment of the Year 2000 issue is not significant due to Waterlink's limited manufacturing operations and related capital equipment needs. Waterlink's operating equipment has been assessed through inquiry of external manufacturers and internal testing procedures. Remediation efforts have begun where necessary. Collectively, Waterlink intends to complete and test remediated assets by the end of fiscal 1999.

         Waterlink's primary system interface with an external party involves its banking institutions. Based on inquiries of its banking institutions, Waterlink is not aware of any unresolved Year 2000 issues. Further, due to Waterlink's decentralized operations, individual assessments, in accordance with Waterlink's Year 2000 Program, have been conducted at Waterlink's operating companies regarding significant suppliers and subcontractors. These assessments, which are not complete, have been executed primarily through inquiry of its various suppliers and subcontractors. To date, Waterlink is not aware of any external party with an unresolved Year 2000 issue that would materially impact Waterlink's operations and financial position. However, Waterlink has no means of ensuring that external parties will be Year 2000 compliant. The inability of external parties to resolve their Year 2000 issue in a timely manner could impact Waterlink's operations and financial position. The effect of non-compliance by external parties is not determinable.

         Waterlink has utilized primarily internal resources to assess, test, remediate and implement software and equipment related to the Year 2000. The total cost of Waterlink's Year 2000 Program, excluding employee salaries, is estimated at $300,000, primarily attributable to software upgrades and modifications. Waterlink has incurred approximately $275,000 related to the various phases of its Year 2000 Program.

         Management of Waterlink believes that it has a program established to resolve the Year 2000 issue in a timely manner. Collectively, Waterlink's Year 2000 Program has not been completed. In the event Waterlink does not complete its remaining Year 2000 procedures, certain functions may be interrupted. Waterlink does not have a formal contingency plan established if all phases of its Year 2000 Program are not completed. However, appropriate actions, such as interim manual information systems, will be instituted to mitigate such interruption. In addition, disruptions in the economy generally resulting from unresolved Year 2000 issues could also materially adversely affect Waterlink. The potential liability and loss of revenue from these issues is not determinable.

Impact of Recently Issued Accounting Standards

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. This Statement is intended to address the concerns of financial statement users' for the increasing number of items that bypass the income statement, such as foreign currency translation adjustments. Waterlink adopted this Statement on October 1, 1998.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way public companies report segment information in annual financial statements. The Statement also requires public companies to report selected segment information in interim financial reports to shareholders. The Statement is effective for Waterlink's annual reporting in fiscal 1999 and restatement of comparative information for earlier years is required in the initial year of adoption. The implementation of the 1999 Strategic Operating Plan will require Waterlink to present segmented industry information upon adoption of SFAS No. 131.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Statement will require, among other things, that all derivatives be recorded on the balance sheet at fair value. The Statement is effective for Waterlink in fiscal 2000. Waterlink has not yet determined what the effect of adopting SFAS No. 133 will be on its operations or financial position.


FORWARD LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

         - changes in world economic conditions including, but not limited to, the potential instability of governments and legal systems in countries in which Waterlink conducts business, and significant changes in currency valuations
         - changes in customer demand as they affect sales and product mix including, but not limited to, the effect of strikes at customers' facilities, variations in backlog and the impact of changes in industrial business cycles
         - competitive factors including, but not limited to, changes in market penetration and the introduction of new products by existing and new competitors
         - changes in operating costs including, but not limited to, the effect of changes in Waterlink's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from different levels of customers demands; the effects of unplanned work stoppages; changes in cost of labor and benefits; and the cost and availability of raw materials and energy
         - the success of Waterlink's strategic plan including, but not limited to, its ability to achieve the total planned benefits of its 1999 Plan (including its ability to increase orders and revenues, to eliminate costs, and to improve operating efficiencies), its ability to find and integrate acquisitions into Waterlink operations, and the ability of recently acquired companies to meet satisfactory operating results
         - unanticipated litigation, claims or assessments including, but not limited to, claims or problems related to product warranty and environmental issues

         Readers are referred to the "Forward-Looking Statements" section, commencing on page 21, in Waterlink's 1998 Annual Report on Form 10-K filed on December 4, 1998, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements herein.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

At the annual meeting of stockholders of Waterlink held on January 21, 1999 the following actions took place:

(i)       The following directors were elected to terms expiring in 2002:

         Class II Directors           For            Against      Withheld
         ------------------           ---            -------      --------
         Rollin S. Reiter           10,953,360       303,784          0
         T. Scott King              11,214,579        42,565          0

         In addition, the following Directors' term of office continued after the meeting:

                  John R. Miller
                  Robert P. Pinkas
                  Theodore F. Savastano
                  Dr. Paul M. Sutton

(ii) The stockholders ratified the appointment of Ernst & Young LLP as independent certified public auditors of Waterlink:

         For                Against       Withheld
         ---                -------       --------
         11,182,853           7,986         66,305


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)  Exhibits

         27.1 Financial Data Schedule as of and for the three months ended December 31, 1998

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Waterlink, Inc.
                                  (Registrant)


                                 By: /s/ T. Scott King
                                     -----------------
                                       T. Scott King
                                       President and Chief Executive Officer


                                 By: /s/ Michael J. Vantusko
                                     -----------------------
                                       Michael J. Vantusko
                                       Chief Financial Officer


Dated:  February 12, 1999