Form 10-Q
period 1999-03-31
WATERLINK INC
filed 1999-05-13
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999

                                       or

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

Common Stock, $.001 par value -12,635,861 shares outstanding as of April 30,
1999

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 1998 and
         March 31, 1999                                                          3 - 4

         Consolidated statements of income - Three months
         ended March 31, 1998 and 1999; Six months ended
         March 31, 1998 and 1999                                                     5

         Consolidated statements of cash flows - Six months
         ended March 31, 1998 and 1999                                               6

         Notes to consolidated financial statements                             7 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                           23

Signatures                                                                          24


                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS-UNAUDITED




                                        September 30,     March 31,
                                            1998            1999
                                        -------------     ---------
ASSETS                                          (In thousands)
Current Assets:
  Cash and cash equivalents               $  3,925        $  3,530
  Accounts receivable:
    Trade, net                              29,906          27,372
    Other                                    2,757           3,367
  Inventories                               22,160          22,863
  Costs in excess of billings               17,195          20,088
  Refundable income taxes                      840             170
  Other current assets                       3,111           3,408
                                          --------        --------
Total Current Assets                        79,894          80,798

Property, plant and equipment, at cost:
  Land, buildings and improvements           4,095           2,825
  Machinery and equipment                    8,293           7,236
  Office equipment                           2,899           3,750
                                          --------        --------
                                            15,287          13,811
  Less accumulated depreciation              1,557           2,098
                                          --------        --------
                                            13,730          11,713

Other assets:
  Goodwill, net                             79,936          78,547
  Patents, net                               1,408           1,381
  Other assets                               8,593           9,584
                                          --------        --------
                                            89,937          89,512
                                          --------        --------
Total Assets                              $183,561        $182,023
                                          ========        ========




                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)



                                                       September 30,     March 31,
                                                           1998             1999
                                                       -------------     ---------
                                                              (In thousands,
LIABILITIES AND SHAREHOLDERS' EQUITY                        except share data)
Current Liabilities:
  Accounts payable-trade                                $ 15,133         $ 17,034
  Accrued expenses                                        18,881           19,070
  Additional purchase price payable                        1,000              500
  Billings in excess of cost                               3,392            2,218
  Accrued income taxes                                     1,158            1,443
  Deferred income taxes                                      164              177
  Current portion of long-term debt                        9,429            8,448
                                                        --------         --------
Total Current Liabilities                                 49,157           48,890

Long-term obligations:
  Long-term debt                                          73,639           74,441
  Convertible subordinated notes-related parties           4,250            3,250
  Other long-term obligations                              1,637            1,140
                                                        --------         --------
                                                          79,526           78,831

Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                    -                -
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 12,225,604 shares
    at September 30, 1998 and 12,635,861
    at March 31, 1999                                         12               13
  Additional paid-in capital                              71,973           72,965
  Accumulated other comprehensive income (loss)              231           (2,741)
  Accumulated deficit                                    (17,338)         (15,935)
                                                        --------         --------
Total Shareholders' Equity                                54,878           54,302
                                                        --------         --------
Total Liabilities and Shareholders' Equity              $183,561         $182,023
                                                        ========         ========




                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME-UNAUDITED


                                          Three Months Ended       Six Months Ended
                                               March 31,               March 31,
                                           1998        1999        1998        1999
                                         --------    --------    --------    --------
                                             (In thousands, except per share data)

Net sales                                $ 27,250    $ 44,407    $ 59,330    $ 85,775

Cost of sales                              17,224      29,590      37,210      57,478
                                         --------    --------    --------    --------
Gross Profit                               10,026      14.817      22,120      28,297

Selling, general and
  administrative expenses                   8,683      10,910      16,752      21,229
Special charges                                 -         484           -         703
Amortization                                  410         517         842       1,054
                                         --------    --------    --------    --------
Operating Income                              933       2,906       4,526       5,311

Other income (expense):
  Interest expense                           (430)     (1,590)       (719)     (3,390)
  Other - net                                 (46)       (111)        (19)        (16)
                                         --------    --------    --------    --------
Income Before Income Taxes                    457       1,205       3,788       1,905
Income taxes                                  240         331       1,556         502
                                         --------    --------    --------    --------

Net Income                               $    217    $    874    $  2,232    $  1,403
                                         ========    ========    ========    ========

Earnings per Common Share:
  Basic                                  $   0.02    $   0.07    $   0.19    $   0.11
  Assuming dilution                      $   0.02    $   0.07    $   0.18    $   0.11

Weighted Average Common Shares
Outstanding:
  Basic                                    11,981      12,636      11,943      12,475
  Assuming dilution                        12,637      12,874      12,700      12,530





                See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED


                                                      Six Months Ended
                                                          March 31,
                                                      1998        1999
                                                    --------    --------
                                                         (In thousands)
OPERATING ACTIVITIES
Net income                                          $  2,232    $  1,403
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization                        1,380       2,166
  Deferred income taxes                                  702          13
  Changes in working capital:
    Accounts receivable                                5,494       1,940
    Inventories                                         (748)       (873)
    Costs in excess of billings                       (6,495)     (3,223)
    Refundable income taxes                              139         670
    Other assets                                      (4,178)          6
    Accounts payable                                  (1,675)      1,878
    Accrued expenses                                  (1,967)         48
    Billings in excess of cost                          (646)     (1,142)
    Accrued income taxes                                 969         305
                                                    --------    --------
Net cash  provided (used) by operating activities     (4,793)      3,191

INVESTING ACTIVITIES
Purchases of equipment                                (1,175)     (1,298)
Proceeds from sale of building                             -         519
Purchases of subsidiaries, net of cash acquired       (8,412)     (1,477)
                                                    --------    --------
Net cash used in investing activities                 (9,587)     (2,256)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                    20,625       1,109
Payments on long-term borrowings                        (535)     (1,289)
Proceeds from sale of common stock                       414           -
                                                    --------    --------
Net cash provided (used) by financing activities      20,504        (180)

Effect of exchange rate changes on cash                 (236)     (1,150)
                                                    --------    --------

Increase (decrease) in cash and cash equivalents       5,888        (395)
Cash and cash equivalents at beginning of period       2,482       3,925
                                                    --------    --------
Cash and cash equivalents at end of period          $  8,370    $  3,530
                                                    ========    ========





                See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

   (INFORMATION AS OF MARCH 31, 1999 AND FOR THE THREE AND SIX-MONTH PERIODS
                  ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

2.    INVENTORIES

Inventories consisted of the following (thousands of dollars):



                                                                September 30,       March 31,
                                                                   1998               1999
                                                                   ----               ----
         Raw materials and supplies                               $11,843            $14,977
         Work in process                                            3,500              3,351
         Finished goods                                             6,817              4,535
                                                                  -------            -------
                                                                  $22,160            $22,863
                                                                  =======            =======


3.    CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (thousands of dollars):

                                                                September 30,       March 31,
                                                                    1998              1999
                                                                    ----              ----
         Contract costs incurred to date                          $57,435            $54,456
         Estimated profits                                         24,497             22,374
                                                                  -------            -------
         Contract revenue earned to date                           81,932             76,830
         Less billings to date                                     68,129             58,960
                                                                  -------            -------
         Cost and estimated earnings in excess of billings, net   $13,803            $17,870
                                                                  =======            =======


The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):


                                                            September 30,         March 31,
                                                                 1998               1999
                                                            -------------         ---------
     Costs in excess of billings                               $ 17,195           $  20,088
     Billings in excess of cost                                   3,392               2,218
                                                               --------           ---------
                                                               $ 13,803           $  17,870
                                                               ========           =========

4.    CAPITALIZATION

During December 1998 the Company entered into an agreement with one of its existing holders of convertible subordinated notes to reduce the note principal amount from $2,000,000 to $1,000,000 in exchange for 410,257 shares of Common Stock. In addition, the maturity date of the $1,000,000 principal amount of the convertible subordinated note was extended from September 30, 1999 to October 1, 2000; the interest rate on the remaining note balance was increased from 5.81% to 6.06%; and the conversion rate was decreased from $22.25 per share to $6.75 per share.

A progression of shareholders' equity follows (thousands of dollars):


                                                                            Accumulated
                                                             Additional         Other            Accumu-         Total
                                                  Common       Paid-in      Comprehensive         lated      Shareholders'
                                                  Stock        Capital          Income           Deficit        Equity
                                                  -----        -------          ------           -------        ------
Balance at September 30, 1998                    $   12        $71,973          $   231         $(17,338)       $54,878
Net income                                                                                         1,403          1,403
Foreign currency translation
   adjustments                                                                   (2,972)                         (2,972)
                                                                                                                -------
   Comprehensive income (loss)                                                                                  ( 1,569)
Issuance of 410,257 shares of common
  stock in connection with the conversion
  of convertible subordinated notes                   1            999                                            1,000
Other                                                               (7)                                             ( 7)
                                                 ------        -------          -------         --------        -------
Balance at March 31, 1999                        $   13        $72,965          $(2,741)        $(15,935)       $54,302
                                                 ======        =======          =======         ========        =======


5.    SPECIAL CHARGES

During the fourth quarter of fiscal 1998, the Company's Board of Directors approved the 1999 Strategic Operating Plan (the "1999 Plan"), which is designed to restructure the Company from a holding company with 23 operating companies into five integrated divisions that focus on specific market segments. The 1999 Plan, which will eliminate redundant costs and improve operating efficiencies, is expected to be substantially completed by the end of fiscal 1999. The plan includes costs associated with the exiting and consolidation of certain facilities and employee termination costs. In conjunction with the 1999 Plan, the Company expects to reduce the Company's domestic and foreign workforce by approximately 100 people and eliminate certain administrative and production-related functions no longer required. Through March 31, 1999, 94 employees have been terminated in conjunction with the 1999 Plan, of which 70 people received, or are currently receiving, termination benefits in accordance with Company guidelines or local laws. Further, five facilities have been closed or relocated as of March 31, 1999. Due to the timing of certain termination benefits and facility consolidation costs, the reserve is expected to be utilized throughout fiscal 1999 and 2000. Other costs associated with the 1999 Plan of approximately $1,300,000, which did not meet the criteria for recognition at September 30, 1998, are expected to be incurred during fiscal 1999, of which, the Company incurred $484,000 and $703,000 during the quarter and six months ended March 31, 1999, respectively. The following table summarizes the provisions, payments and remaining reserves associated with the 1999 Plan:


                                TERMINATIONS   OTHER EXIT
                                  BENEFITS        COSTS      TOTAL
                                ------------   ----------    -----
                                         (In thousands)
Provision in fiscal 1998          $ 1,076      $ 1,782      $ 2,858
Payments in fiscal 1998              (120)        (480)        (600)
                                  -------      -------      -------
  Reserve at September 30, 1998       956        1,302        2,258
Provision in fiscal 1999              191          512          703
Payments in fiscal 1999              (737)        (842)      (1,579)
                                  -------      -------      -------
  Reserve at March 31, 1999       $   410      $   972      $ 1,382
                                  =======      =======      =======


6.    EARNINGS PER SHARE

The following table sets forth the computation of basic and assuming dilution earnings per share (in thousands, except per share data):


                                                                        Three Months Ended   Six Months Ended
                                                                             March 31,            March 31,
                                                                          1998      1999      1998       1999
                                                                         -------   -------   -------   -------
Numerator:
    Numerator for basic earnings per share-net income                    $   217   $   874   $ 2,232   $ 1,403
    Effect of dilutive securities-interest on convertible subordinated
        notes, net of tax                                                      -        10         -         -
                                                                         -------   -------   -------   -------
    Numerator for diluted earnings per share-income available to
        common stockholders after assumed conversions                    $   217   $   884   $ 2,232   $ 1,403
                                                                         =======   =======   =======   =======

Denominator:
  Average shares outstanding- basic                                       11,981    12,636    11,943    12,475
  Effect of dilutive securities:
      Stock options and warrants                                             656        90       757        55
      Convertible subordinated notes                                           -       148         -         -
                                                                         -------   -------   -------   -------
 Denominator for diluted earnings per share-
      weighted average shares and assumed conversions                     12,637    12,874    12,700    12,530
                                                                         =======   =======   =======   =======

Earnings per common share:
      Basic                                                              $  0.02   $  0.07   $  0.19   $  0.11
      Assuming dilution                                                  $  0.02   $  0.07   $  0.18   $  0.11


For all periods presented, certain issuances of potential common stock and certain outstanding convertible subordinated notes were excluded from the computation of earnings per share, assuming dilution, since their inclusion in the computation would have an anti-dilutive effect.

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

         The cost reduction phase established goals of reducing selling, general and administrative expenses by $4.3 million in fiscal 1999, principally by reducing the number of employees by 75, or 10% of the work force, and by closing seven facilities. To date, the total number of employees has been reduced by 94 people, in excess of the 75 originally contemplated by the 1999 Plan, and the annualized cost savings goal of $4.3 million has been surpassed by at least $1 million. With regard to facilities, five have been closed and the remaining two are scheduled to close before September 30, 1999, the end of Waterlink's fiscal year.

         The cost reduction phase also includes an initiative to reduce production costs by identifying common suppliers among divisions and consolidating purchases to increase Waterlink's purchasing power. These supply contracts with vendors are expected to provide cost savings to help Waterlink remain competitive in the long term.

         Waterlink is now focused on implementing the growth phase of the 1999 Plan, which calls for adding at least 25 sales and marketing professionals this fiscal year, eight of whom have already accepted positions, in order to improve revenue performance over the long term. These additional costs will be funded, in part, by the additional $1 million of savings realized to date during the cost reduction phase of the 1999 Plan.

         The improved communications and specific identification of markets and products resulting from the restructuring of Waterlink, together with the reinvestment in sales and marketing professionals, will allow Waterlink to increase its sales efforts. Two specific areas of focus are the implementation of our strategic alliance program with selected design and engineering firms to increase recognition of the Waterlink brand name, and our integrated systems effort that is expected to provide more interdivisional cross selling opportunities with certain key customers. Waterlink is also developing sales strategies in continents where we do not currently have a significant presence. The growth phase of the 1999 Plan is expected to help build Waterlink into a sales, marketing and engineering leader in the industry, focused on profitable growth over the long term.

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

         The majority of the systems and equipment produced by Waterlink are custom designed and take a number of months to produce. Revenues from large contracts are recognized using the percentage of completion method of accounting in the proportion that costs incurred bear to total estimated costs at completion. Revisions of estimated costs or potential contract losses, if any, are recognized in the period in which they are determined. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in revenues when collection is probable. Revenues from remaining systems and equipment sales are recognized when shipped.

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. As part of its strategic plan, Waterlink expects that it may receive contracts that are significantly larger than those received by Waterlink historically. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. However, as a result of its strategic plan, Waterlink anticipates that both the dollar volume and number of contracts in its backlog will increase significantly. As of March 31, 1999, Waterlink's backlog was approximately $32.5 million. In addition, Waterlink also had $5.9 million of firm commitments to purchase recurring revenue products from its Specialty Products Division at March 31, 1999. Therefore, quarterly sales and operating results may be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular quarter. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:



                                                Three Months Ended   Six Months Ended
                                                     March  31,         March 31,
                                                  1998      1999      1998      1999
                                                  ----      ----      ----      ----
Net sales                                        100.0%    100.0%    100.0%    100.0%
Cost of sales                                     63.2      66.6      62.7      67.0
                                                 -----     -----     -----     -----
Gross Profit                                      36.8      33.4      37.3      33.0

Selling, general and administrative expenses      31.9      24.6      28.2      24.8
Special charges                                    -         1.1       -         0.8
Amortization                                       1.5       1.2       1.5       1.2
                                                 -----     -----     -----     -----
Operating Income                                   3.4       6.5       7.6       6.2

Other income (expense):
  Interest expense                                (1.6)     (3.6)     (1.2)     (4.0)
  Interest income and other items - net           (0.1)     (0.2)      -         -
                                                 -----     -----     -----     -----
Income Before Income Taxes                         1.7       2.7       6.4       2.2
Income taxes                                       0.9       0.7       2.6       0.6
                                                 -----     -----     -----     -----
Net Income                                         0.8%      2.0%      3.8%      1.6%
                                                 =====     =====     =====     =====


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net Sales: Net sales for the three months ended March 31, 1999 were $44,407,000, an increase of $17,157,000 from the comparable prior period. The increase was due to the acquisition of Chemitreat Services, Inc, on March 2, 1998; of Aquafine Engineering Services Limited and Purac Engineering Incorporated in a single transaction on March 25, 1998; and of Barnebey & Sutcliffe Corporation, Sutcliffe Speakman Carbons Limited and Sutcliffe Croftshaw Limited, (collectively referred to as the "Specialty Products Division") in a single transaction on June 5, 1998. Waterlink experienced negative internal growth for the quarter of 2.4%, resulting primarily from the timing of orders at two specific domestic locations. Waterlink measures internal growth by comparing each subsidiary's net sales from the months subsequent to their respective acquisition dates during the prior year to those same months in the current year.

Gross Profit: Gross profit for the three months ended March 31, 1999 was $14,817,000, an increase of $4,791,000 from the comparable prior period due to the acquisitions. Gross margin was 33.4% for 1999 as compared to 36.8% for 1998. The gross margin for 1999 has been impacted by the June 1998 acquisition of the Specialty Products Division, which historically experiences lower margins as compared to other Waterlink companies. In addition, the gross margin for 1999 has been negatively impacted by the disruption at one of Waterlink's facilities due to the pending movement of a product line to another Waterlink facility, causing additional production related costs on certain contracts. Management expects that gross margins for this product line will be affected during the third quarter as the relocation of the facility is completed.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended March 31, 1999 were $10,910,000, an increase of $2,227,000 from the comparable prior period. The increase was primarily due to the acquisitions. Selling, general and administrative expenses as a percentage of net sales were 24.6% in 1999 as compared to 31.9% for the comparable prior period. This decrease primarily reflects the costs savings realized from Waterlink's 1999 Plan; as well as the impact of the June 1998 acquisition of the Specialty Products Division, which historically experiences a lower percentage of selling, general and administrative expenses as a percentage of sales than other Waterlink companies.

Special Charges: Special charges of $484,000 during the three months ended March 31, 1999 related to continuing costs associated with the implementation of Waterlink's 1999 Plan. Additional costs associated with the 1999 Plan of approximately $600,000 are expected to be recognized during the remainder of fiscal 1999. Waterlink is continuing to evaluate its operating activities and related assets that could result in additional charges during the last half of fiscal 1999 that were not contemplated by the 1999 Plan.

Amortization: Amortization expense for the three months ended March 31, 1999 was $517,000, an increase of $107,000 from the comparable prior period. The increase was primarily due to the additional goodwill resulting from the acquisitions, offset by $104,000 reduction in amortization expense resulting from the exit of Waterlink's Bioclear business during the fourth quarter of fiscal 1998.

Interest Expense: Interest expense for the three months ended March 31, 1999 was $1,590,000, an increase of $1,160,000 from the comparable prior period primarily due to increased borrowings related to Waterlink's fiscal 1998 acquisitions.

Income Taxes: Waterlink recorded income taxes of $331,000 on pre-tax income of $1,205,000 for the three months ended March 31, 1999, which was an effective tax rate of 27.5%. This effective rate was lower than the United States federal statutory rate of 34% since federal income taxes were not recorded on Waterlink's domestic earnings due to the utilization of its net operating loss carryforward. The effective income tax rate of 52.5% for the three months ended March 31, 1998 exceeded the United States federal statutory rate of 34% due primarily to non-deductible goodwill amortization related to certain acquisitions made by Waterlink as well as state and local income taxes. The non-deductible goodwill had a significant impact on the effective income tax rate for the three months ended March 31, 1998 due to the low level of earnings during the period.

Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

Net Sales: Net sales for the six months ended March 31, 1999 were $85,775,000, an increase of $26,445,000 from the comparable prior period. The increase was due to the previously mentioned acquisitions. Waterlink experienced negative internal growth for the six months of 21.0%, resulting primarily from significant revenues generated by German-based sales activity and a Utah-based land development wastewater project in the comparable prior period. Excluding these two factors, internal growth would have declined by 7.4% due to the timing of orders at two specific domestic locations.

Gross Profit: Gross profit for the six months ended March 31, 1999 was $28,297,000, an increase of $6,177,000 from the comparable prior period due to the acquisitions. Gross margin was 33.0% for 1999 as compared to 37.3% for 1998. The gross margin for 1999 has been impacted by the June 1998 acquisition of the Specialty Products Division, which historically experiences lower margins as compared to other Waterlink companies. In addition, the gross margin for 1999 has been negatively impacted by the disruption at one of Waterlink's facilities due to the pending movement of a product line to another Waterlink facility, causing additional production related costs on certain contracts. Management expects that gross margins for this product line will be affected during the third quarter as the relocation of the facility is completed.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the six months ended March 31, 1999 were $21,229,000, an increase of $4,477,000 from the comparable prior period. The increase was primarily due to the acquisitions. Selling, general and administrative expenses as a percentage of net sales were 24.8% in 1999 as compared to 28.2% for the comparable prior period. This decrease primarily reflects the costs savings realized from Waterlink's 1999 Plan; as well as the impact of the June 1998 acquisition of the Specialty Products Division, which historically experiences a lower percentage of selling, general and administrative expenses as a percentage of sales than other Waterlink companies.

Special Charges: Special charges of $703,000 during the six months ended March 31, 1999 related to continuing costs associated with the implementation of Waterlink's 1999 Plan. Additional costs associated with the 1999 Plan of approximately $600,000 are expected to be recognized during the remainder of fiscal 1999. Waterlink is continuing to evaluate its operating activities and related assets that could result in additional charges during the last half of fiscal 1999 that were not contemplated by the 1999 Plan.

Amortization: Amortization expense for the six months ended March 31, 1999 was $1,054,000, an increase of $212,000 from the comparable prior period. The increase was primarily due to the additional goodwill resulting from the acquisitions, offset by $215,000 reduction in amortization expense resulting from the exit of Waterlink's Bioclear business during the fourth quarter of fiscal 1998.

Interest Expense: Interest expense for the six months ended March 31, 1999 was $3,390,000, an increase of $2,671,000 from the comparable prior period primarily due to increased borrowings related to Waterlink's fiscal 1998 acquisitions.

Income Taxes: Waterlink recorded income taxes of $502,000 on pre-tax income of $1,905,000 for the six months ended March 31, 1999, which was an effective tax rate of 26.4%. This effective rate was lower than the United States federal statutory rate of 34% since federal income taxes were not recorded on Waterlink's domestic earnings due to the utilization of its net operating loss carryforward. The effective income tax rate of 41.1% for the three months ended March 31, 1998 exceeded the United States federal statutory rate of 34% due primarily to non-deductible goodwill amortization related to certain acquisitions made by Waterlink as well as state and local income taxes.

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

         For the six months ended March 31, 1999, net cash provided by operating activities was $3,191,000. This positive cash flow, along with $519,000 of proceeds from the sale of a building, were used primarily to fund purchases of equipment totaling $1,298,000 and cash outlays related to the purchases of businesses of $1,477,000.

         In the fourth quarter of fiscal 1998, Waterlink's Board of Directors approved the 1999 Plan. The 1999 Plan provides for costs associated with the exiting of certain facilities and employee termination costs. Costs associated with this plan totaled $2,858,000 during fiscal 1998 and $703,000 for the six months ended March 31, 1999, of which approximately

$1,382,000 remains reserved for future payment at March 31, 1999. Additional costs associated with the 1999 Plan of approximately $600,000 are expected to be recognized during the remainder of fiscal 1999.

         Waterlink is in the process of selling and disposing of non-revenue producing assets. A Waterlink-owned facility vacated during fiscal 1998 was sold and the proceeds of $519,000 were received during January 1999. Waterlink is also in the process of selling its land, building and equipment in Winnipeg, Manitoba, Canada, the former site of its Bioclear manufacturing facility. In addition, Waterlink is finalizing the consolidation of a leased facility outside of Chicago, Illinois, the site of its Great Lakes Environmental facility, into another leased facility outside of Chicago.

         Additional costs associated with the 1999 Plan of approximately $600,000 are expected to be recognized during the remainder of fiscal 1999. Waterlink is continuing to evaluate its operating activities and related assets that could result in additional charges during the last half of fiscal 1999 that were not contemplated by the 1999 Plan.

         During fiscal 1998 Waterlink invested in Aquatec Water Systems, Incorporated ("Aquatec"), a designer and manufacturer of specialized multi-chamber pumps for the pure water industry, in the form of two $700,000 principal amount of subordinated notes, convertible into approximately 30% of the equity of Aquatec, together with other stock purchase options. Waterlink reached an agreement to sell both notes at their face value of $700,000 each plus interest to a group of investors. Waterlink has received payment for one of the $700,000 notes and has received $500,000 of the other note. Waterlink expects to collect the remaining balance of $200,000 before the end of the quarter ending June 30, 1999.

         Waterlink intends to continue pursuing attractive acquisition opportunities. The timing, size and success of any acquisition effort and the associated potential capital commitments are unpredictable at this time. As a result of the Specialty Products Division acquisition and the implementation of the 1999 Plan, Waterlink has caused its current and long-term debt to be in excess of stockholder's equity and bears the risks associated with increased leverage.

Acquisitions

         During the six months ended March 31, 1999 Waterlink made additional purchase consideration payments of $1,477,000 related to the achievement of targeted operating results of two of its acquisitions. In addition, additional purchase consideration of $500,000 in connection with one of Waterlink's acquisitions had been earned and recorded as of March 31, 1999, to be satisfied prior to June 30, 1999. These amounts have been recorded as additional goodwill.

         Under the terms of certain of the purchase agreements, Waterlink may be required to make additional purchase consideration payments of up to $1,483,000, contingent upon the achievement of specified operating results through fiscal 2000. The payments that are expected to be required for meeting fiscal 1999 and 2000 targets are $483,000 and $1,000,000, respectively. Any such additional purchase consideration payments will be treated as additional goodwill for accounting purposes.

Credit Availability

         Waterlink's credit facilities are comprised of (1) an $87,000,000 domestic facility with Bank of America National Trust & Savings Association as agent, which expires on May 19, 2003 and (2) separate facilities aggregating $7,000,000 at three of its overseas subsidiaries. The credit facilities will be utilized to fund operating activities of Waterlink as well as future acquisitions.

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

         Availability for future borrowings under the credit facilities is based on a multiple of Waterlink's pro forma earnings before interest, taxes, depreciation and amortization. At March 31, 1999, approximately $2.0 million was available for future borrowings under the credit facilities. Availability for future borrowings may increase or decrease based on the pro forma operating performance of Waterlink. Waterlink's future short term operating performance as it relates to the amount of availability for future borrowings is primarily dependent on an assumed amount of increased business activity and order flow during the remainder of the fiscal year. Without an increase in business activity and order flow, Waterlink will need to raise additional capital outside of its credit facilities and/or renegotiate certain borrowing parameters with its existing lenders. Presently, Waterlink is exploring with certain institutional investors financing alternatives, including the sale of equity type securities, the proceeds of which would be used primarily to repay indebtedness. No agreement to that effect has been reached to date.

         Waterlink also has in place a $3,000,000 credit facility with Royal Bank of Canada to fund Canadian working capital requirements including banker's acceptances and letters of credit. Interest rates are negotiated on an individual borrowing basis and are related to the Royal Bank of Canada's prime rate. At March 31, 1999 the Canadian credit facility was fully utilized.

Borrowings under the Canadian credit facility are payable upon demand and are guaranteed by the real and personal property of Waterlink's Bioclear facility.

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

         Waterlink believes that through the end of fiscal 1999, assuming such increased business activity and order flow and/or the successful raising of equity capital occurs, sufficient funds for its working capital needs, additional cash requirements of the 1999 Plan, acquisitions and additional contingent consideration payments related to acquisitions will be provided by:

         -     future cash flow from operations
         -     borrowings under its credit facilities
         - issuance of subordinated indebtedness, Common Stock, preferred stock and seller financing incurred in connection with future financings or acquisitions
         -     the sale of certain non-revenue producing assets

Year 2000

         The Year 2000 issue, as widely reported, could cause malfunctions in certain computer-related applications with respect to dates on or after January 1, 2000. These malfunctions could relate to Information Technology ("IT") or non-IT environments. Due to Waterlink's decentralized IT environments, individual assessments, in accordance with Waterlink's Year 2000 Program, have been conducted at Waterlink's operating companies. Collectively, these assessments indicate that Waterlink's exposure to this segment of the Year 2000 issue is not significant as Waterlink does not extensively rely on IT systems which require modification. Waterlink's externally developed system issues have been assessed company-wide through inquiry of external vendors and testing procedures where necessary. The appropriate upgrades, if required, have been (or are scheduled to be) attained in order to make these systems Year 2000 compliant. Waterlink has tested internally developed software systems where applicable and has developed programs to make these systems Year 2000 compliant. Testing of upgraded or modified systems has begun at Waterlink's various operating units. Results of these testing procedures, which are scheduled to be completed by the end of fiscal 1999, are incomplete.

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

         Waterlink has utilized primarily internal resources to assess, test, remediate and implement software and equipment related to the Year 2000. The total cost of Waterlink's Year 2000 Program, excluding employee salaries, is estimated at $400,000, primarily attributable to software upgrades and modifications. Waterlink has incurred approximately $275,000 related to the various phases of its Year 2000 Program.

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

FORWARD LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

         - changes in world economic conditions including, but not limited to, the potential instability of governments and legal systems in countries in which Waterlink conducts business, and significant changes in currency valuations and the effects of military conflicts
         - changes in customer demand as they affect sales and product mix including, but not limited to, the effect of strikes at customers' facilities, variations in backlog and the impact of changes in industrial business cycles
         - competitive factors including, but not limited to, changes in market penetration and the introduction of new products by existing and new competitors
         - changes in operating costs including, but not limited to, the effect of changes in Waterlink's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from different levels of customers demands; the effects of unplanned work stoppages; changes in cost of labor and benefits; and the cost and availability of raw materials and energy
         - the success of Waterlink's strategic plan including, but not limited to, its ability to achieve the total planned benefits of its 1999 Plan (including its ability to increase business activity, orders and revenues, to eliminate costs, and to improve operating efficiencies through the consolidation of its facilities), its ability to find and integrate acquisitions into Waterlink operations, and the ability of recently acquired companies to meet satisfactory operating results
         - the ability to raise additional capital, if necessary
         - unanticipated litigation, claims or assessments including, but not limited to, claims or problems related to product warranty and environmental issues

         Readers are referred to the "Forward-Looking Statements" section, commencing on page 21, in Waterlink's 1998 Annual Report on Form 10-K filed on December 4, 1998, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements herein.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Exhibits

         27.1 Financial Data Schedule as of and for the six months ended March 31, 1999

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Waterlink, Inc.
                                  (Registrant)


                                 By: /s/ T. Scott King
                                    ------------------
                                    T. Scott King
                                    President and Chief Executive Officer


                                 By: /s/ Michael J. Vantusko
                                    ------------------------
                                    Michael J. Vantusko
                                    Chief Financial Officer


Dated:  May 13, 1999