Form 10-Q
period 1999-06-30
WATERLINK INC
filed 1999-08-11
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999

                                       or

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

Common Stock, $.001 par value -12,635,861 shares outstanding as of July 31, 1999

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 1998 and
         June 30, 1999                                                   3 - 4

         Consolidated statements of operations - Three months
         ended June 30, 1998 and 1999; Nine months ended
         June 30, 1998 and 1999                                              5

         Consolidated statements of cash flows - Nine months
         ended June 30, 1998 and 1999                                        6

         Notes to consolidated financial statements                     7 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   25

Signatures                                                                  26

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS-UNAUDITED



                                                       September 30,    June 30,
                                                           1998           1999
                                                         --------       --------
ASSETS                                                       (In thousands)
Current Assets:
  Cash and cash equivalents                              $  3,925       $  1,611
  Accounts receivable:
    Trade, net                                             29,906         30,806
    Other                                                   2,757          1,800
  Inventories                                              22,160         20,793
  Costs in excess of billings                              17,195         25,466
  Refundable income taxes                                     840             --
  Other current assets                                      3,111          3,192
                                                         --------       --------
Total Current Assets                                       79,894         83,668

Property, plant and equipment, at cost:
  Land, buildings and improvements                          4,095          2,852
  Machinery and equipment                                   8,293          7,423
  Office equipment                                          2,899          3,312
                                                         --------       --------
                                                           15,287         13,587
  Less accumulated depreciation                             1,557          2,490
                                                         --------       --------
                                                           13,730         11,097

Other assets:
  Goodwill, net                                            79,936         77,373
  Patents, net                                              1,408          1,335
  Other assets                                              8,593          6,714
                                                         --------       --------
                                                           89,937         85,422
                                                         --------       --------
Total Assets                                             $183,561       $180,187
                                                         ========       ========


                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)



                                                        September 30,   June 30,
                                                            1998         1999
                                                         ---------    ---------
                                                             (In thousands,
LIABILITIES AND SHAREHOLDERS' EQUITY                       except share data)
Current Liabilities:
  Accounts payable-trade                                 $  15,133    $  19,166
  Accrued expenses                                          18,881       20,663
  Additional purchase price payable                          1,000          500
  Billings in excess of cost                                 3,392        2,865
  Accrued income taxes                                       1,158          983
  Deferred income taxes                                        164          120
  Current portion of long-term debt                          9,429        8,444
                                                         ---------    ---------
Total Current Liabilities                                   49,157       52,741

Long-term obligations:
  Long-term debt                                            73,639       75,444
  Convertible subordinated notes-related parties             4,250        3,250
  Other long-term obligations                                1,637        1,103
                                                         ---------    ---------
                                                            79,526       79,797

Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                     --           --
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 12,225,604 shares
    at September 30, 1998 and 12,635,861
    at June 30, 1999                                            12           13
  Additional paid-in capital                                71,973       72,966
  Accumulated other comprehensive income (loss)                231       (4,834)
  Accumulated deficit                                      (17,338)     (20,496)
                                                         ---------    ---------
Total Shareholders' Equity                                  54,878       47,649
                                                         ---------    ---------
Total Liabilities and Shareholders' Equity               $ 183,561    $ 180,187
                                                         =========    =========



                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED



                                               Three Months Ended        Nine Months Ended
                                                    June 30,                 June 30,
                                               1998         1999         1998         1999
                                             ---------    ---------    ---------    ---------
                                                 (In thousands, except per share data)

Net sales                                    $  34,937    $  43,083    $  94,267    $ 128,858
Cost of sales                                   21,387       31,229       58,597       88,707
                                             ---------    ---------    ---------    ---------
Gross Profit                                    13,550       11,854       35,670       40,151

Selling, general and
  administrative expenses                       10,706       11,600       27,458       32,829
Special charges                                  1,494        2,084        1,494        2,787
Amortization                                       570          515        1,412        1,569
                                             ---------    ---------    ---------    ---------
Operating Income (Loss)                            780       (2,345)       5,306        2,966

Other income (expense):
  Interest expense                              (1,018)      (1,702)      (1,737)      (5,092)
  Interest income and other items - net            145         (147)         126         (163)
                                             ---------    ---------    ---------    ---------
Income (Loss) Before Income Taxes                  (93)      (4,194)       3,695       (2,289)
Income taxes                                        75          367        1,631          869
                                             ---------    ---------    ---------    ---------
Net Income (Loss)                            $    (168)   $  (4,561)   $   2,064    $  (3,158)
                                             =========    =========    =========    =========

Earnings (Loss) per Common Share:
  Basic                                      $   (0.01)   $   (0.36)   $    0.17    $   (0.25)
  Assuming dilution                          $   (0.01)   $   (0.36)   $    0.16    $   (0.25)

Weighted Average Common Shares Outstanding:
  Basic                                         12,006       12,636       11,964       12,529
  Assuming dilution                             12,006       12,636       12,641       12,529





                 See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED


                                                           Nine Months Ended
                                                               June 30,
                                                           1998        1999
                                                         --------    --------
                                                            (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                        $  2,064    $ (3,158)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Special charges                                           1,494       2,183
  Depreciation and amortization                             2,400       2,962
  Deferred income taxes                                       501         379
  Changes in working capital:
    Accounts receivable                                     6,103        (991)
    Inventories                                            (1,357)         40
    Costs in excess of billings                           (10,351)     (9,128)
    Refundable income taxes                                   303         840
    Other assets                                           (6,355)      3,073
    Accounts payable                                         (973)      4,568
    Accrued expenses                                        1,545       2,764
    Billings in excess of cost                             (1,125)       (465)
    Accrued income taxes                                    1,427        (730)
                                                         --------    --------
Net cash  provided (used) by operating activities          (4,324)      2,337

INVESTING ACTIVITIES
Purchases of equipment                                     (1,671)     (1,470)
Proceeds from sale of building                                 --         519
Purchases of subsidiaries, net of cash acquired           (52,667)     (1,902)
                                                         --------    --------
Net cash used in investing activities                     (54,338)     (2,853)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                         67,176       3,106
Payments on long-term borrowings                           (1,213)     (2,341)
Proceeds from sale of common stock                            456          --
                                                         --------    --------
Net cash provided by financing activities                  66,419         765

Effect of exchange rate changes on cash                    (1,091)     (2,563)
                                                         --------    --------

Increase (decrease) in cash and cash equivalents            6,666      (2,314)
Cash and cash equivalents at beginning of period            2,482       3,925
                                                         --------    --------
Cash and cash equivalents at end of period               $  9,148    $  1,611
                                                         ========    ========





                See notes to consolidated financial statements.

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

 (INFORMATION AS OF JUNE 30, 1999 AND FOR THE THREE AND NINE-MONTH PERIODS ENDED
                      JUNE 30, 1998 AND 1999 IS UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

2.    INVENTORIES

Inventories consisted of the following (thousands of dollars):

                                                       September 30,    June 30,
                                                           1998           1999
                                                           ----           ----
Raw materials and supplies                               $11,843        $12,793
Work in process                                            3,500          3,131
Finished goods                                             6,817          4,869
                                                         -------        -------
                                                         $22,160        $20,793
                                                         =======        =======

3.    CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (thousands of dollars):


                                                       September 30,     June 30,
                                                           1998            1999
                                                           ----            ----
Contract costs incurred to date                          $57,435         $63,218
Estimated profits                                         24,497          25,691
                                                         -------         -------
Contract revenue earned to date                           81,932          88,909
Less billings to date                                     68,129          66,308
                                                         -------         -------
Cost and estimated earnings in excess of billings, net   $13,803         $22,601
                                                         =======         =======


The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):



                                                   September 30,       June 30,
                                                      1998              1999
                                                      ----              ----
Costs in excess of billings                         $17,195           $25,466
Billings in excess of cost                            3,392             2,865
                                                    -------           -------
                                                    $13,803           $22,601
                                                    =======           =======

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

A progression of shareholders' equity follows (thousands of dollars):


                                                                              Accumulated
                                                                                Other
                                                             Additional      Comprehensive    Accumu-         Total
                                                   Common    Paid-in            Income         lated       Shareholders'
                                                   Stock     Capital            (Loss)        Deficit         Equity
                                                   ------    --------          --------      ---------       --------
Balance at September 30, 1998                      $ 12      $ 71,973          $    231      $ (17,338)      $ 54,878
Net loss                                                                                        (3,158)        (3,158)
Foreign currency translation
   adjustments                                                                   (5,065)                       (5,065)
                                                                                                             --------
   Comprehensive loss                                                                                          (8,223)
Issuance of 410,257 shares of common
  stock in connection with the conversion
  of convertible subordinated notes                   1           999                                           1,000
Other                                                              (6)                                             (6)
                                                   ----      --------          --------      ---------       --------
Balance at June 30, 1999                           $ 13      $ 72,966          $ (4,834)     $ (20,496)      $ 47,649
                                                   ====      ========          ========      =========       ========


The comprehensive loss for the three months ended June 30, 1999 and 1998 was $6,654,000 and $673,000, respectively. Comprehensive income for the nine months ended June 30, 1998 was $552,000.

5.    SPECIAL CHARGES

During the fourth quarter of fiscal 1998, the Company's Board of Directors approved the 1999 Strategic Operating Plan (the "1999 Plan"), which is designed to restructure the Company from a holding company with 23 operating companies into five integrated divisions that focus on specific market segments. The 1999 Plan, has eliminated redundant costs and is intended to improve operating efficiencies, is expected to be substantially completed by the end of fiscal 1999. The plan includes costs associated with the exiting and consolidation of certain facilities and employee termination costs. In conjunction with the 1999 Plan, the Company expected to reduce its domestic and foreign workforce by approximately 75 people and eliminate certain administrative and production-related functions no longer required. Through June 30, 1999, 114 employees have been terminated in conjunction with the 1999 Plan. Of the 114 employees terminated, 90 people have received, or are currently receiving, termination benefits in accordance with Company guidelines or local laws. Further, six facilities have been closed or relocated as of June 30, 1999, with one additional facility scheduled to relocate prior to September 30, 1999. Other costs associated with the 1999 Plan of approximately $1,700,000, which did not meet the criteria for recognition at September 30, 1998, are expected to be incurred during fiscal 1999, of which, the Company incurred $784,000 and $1,487,000 during the quarter and nine months ended June 30, 1999, respectively.

The following table summarizes the provisions, payments and the unpaid balances associated with the 1999 Plan. The unpaid balances, or reserve, are expected to be utilized through fiscal 1999 and 2000:

                                TERMINATIONS   OTHER EXIT
                                  BENEFITS        COSTS        TOTAL
                                ------------   ----------      -----
                                             (In thousands)
Provision in fiscal 1998          $ 1,076       $ 1,782       $ 2,858
Payments in fiscal 1998              (120)         (480)         (600)
                                  -------       -------       -------
  Reserve at September 30, 1998       956         1,302         2,258
Provision in fiscal 1999              596           891         1,487
Payments in fiscal 1999            (1,150)       (1,426)       (2,576)
                                  -------       -------       -------
  Reserve at June 30, 1999        $   402       $   767       $ 1,169
                                  =======       =======       =======


In conjunction with its 1999 Plan, the Company determined that it would exit the acquired Bioclear business. During the fourth quarter of fiscal 1998, the assets of Bioclear, primarily related to its manufacturing facility located in Winnipeg, Canada, were reduced to their estimated net realizable value. Based on the status of the sales process and Waterlink's June 1999 decision regarding how to best dispose of the facility, the Company further reduced the estimated net realizable value of these remaining assets by $1,300,000 and recorded this change in accounting estimate during the quarter ended June 30, 1999.

As a result of the reduction in estimated net realizable value of the remaining Bioclear assets, together with the termination and facility consolidation costs previously discussed, the Company has recorded special charges totaling $2,084,000 and $2,787,000 during the quarter and nine months ended June 30, 1999, respectively.

The Company incurred special charges of $1,494,000 during the three and nine months ended June 30, 1998 primarily attributable to contractual obligations to its former chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to Waterlink.

6.    EARNINGS PER SHARE

The following table sets forth the computation of basic and assuming dilution earnings (loss) per share (in thousands, except per share data):

                                                                  Three Months Ended     Nine Months Ended
                                                                       June 30,               June 30,
                                                                   1998        1999       1998        1999
                                                                   ----        ----       ----        ----
Numerator:
    Numerator for basic and diluted earnings (loss) per share-
        net income (loss)                                        $  (168)    $(4,561)    $ 2,064     $(3,158)
                                                                 =======     =======     =======     =======

Denominator:
  Average shares outstanding- basic                               12,006      12,636      11,964      12,529
  Effect of dilutive securities:
      Stock options and warrants                                      --          --         677          --
                                                                 -------     -------     -------     -------
 Denominator for diluted earnings (loss) per share-
      weighted average shares and assumed conversions             12,006      12,636      12,641      12,529
                                                                 =======     =======     =======     =======

Earnings (loss) per common share:
      Basic                                                      $ (0.01)    $ (0.36)    $  0.17     $ (0.25)
      Assuming dilution                                          $ (0.01)    $ (0.36)    $  0.16     $ (0.25)



For all periods presented, certain issuances of potential common stock and certain outstanding convertible subordinated notes were excluded from the computation of earnings per share, assuming dilution, since their inclusion in the computation would have an anti-dilutive effect.

7.  SUBSEQUENT EVENTS

On July 9, 1999, Waterlink entered into an amendment of its $87 million domestic credit facility. This amendment was effective on June 29, 1999 and waives until October 8, 1999 certain financial covenants that were not otherwise satisfied at June 30, 1999, assuming Waterlink realizes not less than $700,000 of operating income on a monthly basis for the remainder of fiscal 1999. As part of this amendment, $2.6 million of borrowings were made available to Waterlink as the result of third party guarantees.

In connection with assisting in the process of improving our capital structure by providing the $2.6 million of guarantees, Waterlink granted the guarantors warrants to purchase, in the aggregate, up to 283,637 shares of Waterlink common stock at an exercise price of $.01 per share. The warrants are immediately exercisable and expire if unexercised in five years. Of the 283,637 warrants, 125,000 were issued at the time the guarantees were issued and the remaining 158,637 warrants will be issued upon shareholder approval. The 125,000 warrants were valued at $2.74 per warrant and the remaining 158,637 will not be valued until shareholder approval is obtained.

       PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                        WATERLINK, INC. AND SUBSIDIARIES

OVERVIEW

         Waterlink is an international provider of integrated water purification and wastewater treatment solutions, principally to industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994 and has grown externally by completing thirteen acquisitions.

         The current focus of Waterlink is the implementation of its 1999 Strategic Operating Plan. The 1999 plan is being implemented in three phases: the restructuring phase, the cost reduction phase, and the growth phase.

         The restructuring phase was completed prior to October 1, 1998, the beginning of Waterlink's current fiscal year, and restructured Waterlink from a holding company that completed 13 acquisitions consisting of 23 separate operating companies into the following five fully integrated divisions that are focused on their specific markets:

         -     the Biological Wastewater Treatment Division
         -     the Separations Division
         -     the Pure Water Division
         -     the Specialty Products Division
         -     the European Water and Wastewater Division

         This divisional structure allows Waterlink to utilize the strengths of its complementary product lines and brand name to work closer with customers.

         The cost reduction phase established goals of reducing selling, general and administrative expenses by $4.3 million in fiscal 1999, principally by reducing the number of employees by 75, or approximately 10% of the work force, and by closing seven facilities. Waterlink has decided to curtail its manufacturing activities wherever possible in favor of partnering with vendors who manufacture components used in our systems and equipment. As of June 30, 1999, the total number of employees has been reduced by 114 people, in excess of the 75 originally contemplated by the 1999 plan, and the annualized cost savings goal of $4.3 million has been surpassed by approximately $1.1 million. With regard to facilities, six have been closed and the remaining one is scheduled to relocate before September 30, 1999, the end of Waterlink's fiscal year.

         The cost reduction phase also includes an initiative to reduce production costs by identifying common suppliers among divisions and consolidating purchases to increase Waterlink's purchasing power. Supply contracts with these common vendors are expected to provide cost savings to help Waterlink remain competitive in the long term.

         Waterlink is now focused on implementing the growth phase of the 1999 plan, which provides for adding at least 25 sales and marketing professionals this fiscal year, 15 of whom have already accepted positions, in order to improve revenue performance over the long term. These additional costs will be funded, in part, by the additional $1.1 million of annualized savings as a result of the cost reduction phase of the 1999 plan.

         The improved communications and specific identification of markets and products resulting from the restructuring of Waterlink, together with the reinvestment in sales and marketing professionals, are intended to allow Waterlink to increase its sales efforts. Two specific areas of focus are the implementation of a key account program with selected worldwide buyers of Waterlink product offerings, and our integrated systems effort that is expected to provide more interdivisional cross selling opportunities with certain key customers. Waterlink is also developing sales strategies in regions where we do not currently have a significant presence or wish to increase our opportunities, like South America. The growth phase of the 1999 plan is expected to help build Waterlink into a sales, marketing and engineering leader in the industry, focused on profitable growth over the long term.

         Waterlink's new organization is also designed to more efficiently integrate future acquisitions. Waterlink's current capital structure does not support an acquisition program. Waterlink's intends to improve its capital structure through a combination of improved operating performance and access to capital markets, which we expect will enable us to resume our acquisition program. Acquisitions are expected to play a strategic role in Waterlink's future to increase competitiveness, spur revenue and earnings growth, and enhance our total solutions capability.

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

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. As part of its strategic plan, Waterlink expects that it may receive contracts that are significantly larger than those received by Waterlink historically. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. However, as a result of its strategic plan, Waterlink anticipates that both the dollar volume and number of contracts in its backlog will increase significantly. As of June 30, 1999, Waterlink's total backlog was approximately $46.0 million, consisting of $39.8 million of written purchase orders for capital goods equipment and $6.2 million of firm commitments to purchase recurring revenue products from our specialty products division. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                 Three Months Ended  Nine Months Ended
                                                      June 30,            June 30,
                                                  1998      1999      1998      1999
                                                 -----      ----      ----      ----
Net sales                                        100.0%    100.0%    100.0%    100.0%
Cost of sales                                     61.2      72.5      62.2      68.8
                                                 -----     -----     -----     -----
Gross Profit                                      38.8      27.5      37.8      31.2

Selling, general and administrative expenses      30.6      26.9      29.1      25.5
Special charges                                    4.3       4.8       1.6       2.2
Amortization                                       1.7       1.2       1.5       1.2
                                                 -----     -----     -----     -----
Operating Income (Loss)                            2.2      (5.4)      5.6       2.3

Other income (expense):
  Interest expense                                (2.9)     (4.0)     (1.8)     (4.0)
  Interest income and other items - net            0.4      (0.3)      0.1      (0.1)
                                                 -----     -----     -----     -----
Income (Loss) Before Income Taxes                 (0.3)     (9.7)      3.9      (1.8)
Income taxes                                       0.2       0.9       1.7       0.7
                                                 -----     -----     -----     -----
Net Income (Loss)                                 (0.5)%   (10.6)%     2.2%     (2.5)%
                                                 =====     =====     =====     =====


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net Sales: Net sales for the three months ended June 30, 1999 were $43,083,000, an increase of $8,146,000 from the comparable prior period. The increase was due to the acquisition on June 5, 1998 of Barnebey & Sutcliffe Corporation, Sutcliffe Speakman Carbons Limited and Sutcliffe Croftshaw Limited, which we collectively refer to as our specialty products division. Waterlink experienced negative internal growth for the quarter of 6.8%, resulting primarily from the timing of orders at two specific domestic locations. If currency rate fluctuations were excluded, negative internal growth for the quarter would have been 4.5%. Waterlink measures internal growth by comparing each subsidiary's net sales from the months subsequent to their respective acquisition dates during the prior year to those same months in the current year.

Gross Profit: Gross profit for the three months ended June 30, 1999 was $11,854,000, a decrease of $1,696,000 from the comparable prior period. Gross margin was 27.5% for the 1999 period as compared to 38.8% for the 1998 period. We decided to discontinue the manufacturing processes for our Great Lakes subsidiary product line in favor of utilizing subcontractors. As a result of this decision, during the quarter ended June 30, 1999, Waterlink recognized $2,137,000 of costs, comprised of $1,191,000 of cost overruns that took place on a contractual obligation and $946,000 of inventory write downs and other costs. Absent the $2,137,000 of costs associated with the exit of the Great Lakes facility, the gross margin would have been 32.5% for the three months ended June 30, 1999. The adjusted gross margin of 32.5% is lower than the 38.8% realized in the 1998 period primarily due to the timing of the acquisition of the specialty products division, which is included in operations for one month in 1998 versus three months in 1999. The specialty products division experiences lower margins as compared to other Waterlink divisions.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended June 30, 1999 were $11,600,000, an increase of $894,000 from the comparable prior period. The increase was primarily due to the acquisition of the specialty products division. Selling, general and administrative expenses as a percentage of net sales were 26.9% in 1999 as compared to 30.6% for the comparable prior period. This decrease primarily reflects the costs savings realized from Waterlink's 1999 plan; as well as the impact of the June 1998 acquisition of the specialty products division, which historically experiences a lower percentage of selling, general and administrative expenses as a percentage of sales as compared to other Waterlink divisions. Selling, general and administrative expenses for the three months ended June 30, 1999 were increased by a charge of $255,000 from the write off of costs associated with acquisition activity that ceased during the quarter. Absent this write off, the increase from the 1998 period would have been $639,000 and selling, general and administrative expenses as a percentage of sales would have been 26.3% for the three months ended June 30, 1999.

Special Charges: Special charges of $2,084,000 during the three months ended June 30, 1999 consisted of the following:

         - Continuing costs of $784,000 associated with the implementation of Waterlink's 1999 plan, primarily related to termination benefits and facility consolidation costs.

         - In conjunction with our 1999 plan, we determined that we would exit the acquired Bioclear business. During the fourth quarter of fiscal 1998, the assets of Bioclear, primarily related to Bioclear's manufacturing facility located in Winnipeg, Canada, were reduced to their estimated net realizable value. Based on the status of the sales process and Waterlink's June 1999 decision regarding how to best dispose of the facility, we further reduced the estimated net realizable value of these remaining assets by $1,300,000.

We expect to recognize additional special charges associated with our 1999 plan of approximately $213,000 during the remainder of fiscal 1999.

Waterlink incurred special charges of $1,494,000 during the three months ended June 30, 1998 primarily attributable to contractual obligations to our former chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to Waterlink.

Amortization: Amortization expense for the three months ended June 30, 1999 was $515,000, a decrease of $55,000 from the comparable prior period. This net decrease has two components. First, amortization expense was reduced by $107,000 from the exit of Waterlink's Bioclear business during the fourth quarter of fiscal 1998. Second, this reduction was partially offset by $52,000 of additional amortization of goodwill associated with the June 1998 acquisition of the specialty products division.

Interest Expense: Interest expense for the three months ended June 30, 1999 was $1,702,000, an increase of $684,000 from the comparable prior period primarily due to increased borrowings related to Waterlink's fiscal 1998 acquisitions. We expect interest expense to increase by approximately $100,000 per quarter as a result of an interest rate increase effected in the fifth amendment to our bank credit agreement.

Income Taxes: Waterlink recorded income taxes of $367,000 on a pre-tax loss of $4,194,000 for the three months ended June 30, 1999. This income tax expense was recorded on our earnings outside the United States and in certain states domestically. For the three months ended June 30, 1998, Waterlink recorded income taxes of $75,000 on a pre-tax loss of $93,000 due to non-deductible goodwill amortization in connection with certain of its acquisitions.

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

Net Sales: Net sales for the nine months ended June 30, 1999 were $128,858,000, an increase of $34,591,000 from the comparable prior period. The increase was due to the acquisition of Chemitreat Services, Inc, on March 2, 1998; of Aquafine Engineering Services Limited and Purac Engineering Incorporated in a single transaction on March 25, 1998; and of the specialty products division on June 5, 1998. Waterlink experienced negative internal growth for the nine months of 16.1%, resulting primarily from significant revenues generated by German-based sales activity and a Utah-based land development wastewater project in the comparable prior period. Excluding these two factors, internal growth would have declined by 6.4% due to the timing of orders at two specific domestic locations. Further, if currency rate fluctuations were excluded, negative internal growth for the nine months would have been 5.5%.

Gross Profit: Gross profit for the nine months ended June 30, 1999 was $40,151,000, an increase of $4,481,000 from the comparable prior period due to the acquisitions. Gross margin was 31.2% for the 1999 period as compared to 37.8% for the 1998 period. We decided to discontinue the manufacturing processes for our Great Lakes subsidiary product line in favor of utilizing subcontractors. As a result of this decision, during the nine months ended June 30, 1999, Waterlink recognized $2,137,000 of costs, comprised of $1,191,000 of cost overruns that took place on a contractual obligation and $946,000 of inventory write downs and other costs. Absent the $2,137,000 of costs associated with the exit of the Great Lakes facility, the gross margin would have been 32.8% for the nine months ended June 30, 1999. The adjusted gross margin of 32.8% is lower than the 37.8% realized in the 1998 period primarily due to the June 1998 acquisition of the specialty products division, which historically experiences lower margins as compared to other Waterlink divisions.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the nine months ended June 30, 1999 were $32,829,000, an increase of $5,371,000 from the comparable prior period. The increase was primarily due to the acquisitions. Selling, general and administrative expenses as a percentage of net sales were 25.5% in 1999 as compared to 29.1% for the comparable prior period. This decrease primarily reflects the costs savings realized from Waterlink's 1999 plan; as well as the impact of the June 1998 acquisition of the specialty products division, which historically experiences a lower percentage of selling, general and administrative expenses as a percentage of sales as compared to other Waterlink divisions. The selling, general and administrative expenses for the nine months ended June 30, 1999 were increased by a charge of $255,000 from the write off of costs associated with acquisition activity that ceased during the quarter ended June 30, 1999.

Special Charges: Special charges of $2,787,000 during the nine months ended June 30, 1999 related to the following:

         - Continuing costs of $1,487,000 associated with the implementation of Waterlink's 1999 plan, primarily related to termination benefits and facility consolidation costs.

         - In conjunction with our 1999 plan, we determined that we would exit the acquired Bioclear business. During the fourth quarter of fiscal 1998, the assets of Bioclear, primarily related to Bioclear's manufacturing facility located in Winnipeg, Canada, were reduced to their estimated net realizable value. Based on the status of the sales process and Waterlink's June 1999 decision regarding how to best dispose of the facility, we further reduced the estimated net realizable value of these remaining assets by $1,300,000.

We expect to recognize additional special charges associated with our 1999 plan of approximately $213,000 during the remainder of fiscal 1999.

Waterlink incurred special charges of $1,494,000 during the nine months ended June 30, 1998 primarily attributable to contractual obligations to our former chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to Waterlink.

Amortization: Amortization expense for the nine months ended June 30, 1999 was $1,569,000, an increase of $157,000 from the comparable prior period. The increase was primarily due to the additional goodwill resulting from the fiscal 1998 acquisitions, offset by $322,000 reduction in amortization expense resulting from the exit of Waterlink's Bioclear business during the fourth quarter of fiscal 1998.

Interest Expense: Interest expense for the nine months ended June 30, 1999 was $5,092,000, an increase of $3,355,000 from the comparable prior period primarily due to increased borrowings related to Waterlink's fiscal 1998 acquisitions.

Income Taxes: Waterlink recorded income taxes of $869,000 on a pre-tax loss of $2,289,000 for the nine months ended June 30, 1999. This income tax expense was recorded on its earnings outside the United States and in certain states domestically. The effective income tax rate of 44.1% for the nine months ended June 30, 1998 exceeded the United States federal statutory rate of 34% due primarily to non-deductible goodwill amortization related to certain acquisitions made by Waterlink as well as state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Waterlink's primary sources of liquidity have been:

         -    borrowings available under credit facilities
         - net proceeds from the sale of Waterlink's common and preferred stock
         - issuance of common stock and seller financing incurred in connection with Waterlink's completed acquisitions
         -    cash flow from certain profitable acquisitions

         Historically, Waterlink's primary uses of capital have been:

         -    the funding of its acquisition program
         - working capital requirements including the funding for growth at certain acquisitions
         -    the funding required for certain under-performing acquisitions

          Waterlink does not currently anticipate making significant capital investments in plant and equipment because of our efforts to partner with vendors who manufacture most of the components used in our systems and equipment.

         For the nine months ended June 30, 1999, net cash provided by operating activities was $2,337,000. This positive cash flow, along with $519,000 of proceeds from the sale of a building, were used to help fund purchases of equipment totaling $1,470,000 and cash outlays related to the purchases of businesses of $1,902,000.

         In the fourth quarter of fiscal 1998, Waterlink's board of directors approved the 1999 plan. The 1999 plan provides for costs associated with the exiting of certain facilities and employee termination costs. Costs associated with this plan totaled $2,858,000 during fiscal 1998 and $1,487,000 for the nine months ended June 30, 1999, of which approximately $1,169,000 remains reserved for future payment at June 30, 1999. We expect to recognize additional special charges associated with the 1999 plan of approximately $213,000 during the remainder of fiscal 1999.

         Waterlink is in the process of selling and disposing of non-revenue producing assets. A Waterlink-owned facility vacated during fiscal 1998 was sold and the proceeds of $519,000 were received during January 1999. Waterlink is also in the process of selling our land, building and equipment in Winnipeg, Manitoba, Canada, the former site of our Bioclear manufacturing facility. Based on the status of the sales process and Waterlink's June 1999 decision regarding how to best dispose of the facility, Waterlink further reduced the estimated net realizable value of these remaining assets held for sale by $1,300,000 to approximately $1,000,000, and recorded this change in accounting estimate during the quarter ended June 30, 1999.

         During fiscal 1998 Waterlink invested in Aquatec Water Systems, Incorporated, a designer and manufacturer of specialized multi-chamber pumps for the pure water industry, in the form of two $700,000 subordinated notes, convertible into approximately 30% of the equity of Aquatec, together with other stock purchase options. Waterlink reached an agreement to sell both notes at their face value of $700,000 each plus interest to a group of investors. Waterlink has received payment for one of the $700,000 notes and has received $550,000 of the other note. Waterlink expects to collect the remaining balance of $150,000 before September 30, 1999, the end of our fiscal year.

Acquisitions

         Waterlink's current capital structure does not support an acquisition program. Waterlink's intends to improve its capital structure through a combination of improved operating performance and access to capital markets, which we expect will enable us to resume our acquisition program. Acquisitions are expected to play a strategic role in Waterlink's future to increase competitiveness, spur revenue and earnings growth, and enhance our total solutions capability. The timing, size and success of any acquisition effort and the associated potential capital commitments are unpredictable at this time. As a result of the specialty products division acquisition and the implementation of our 1999 plan, our debt is in excess of our stockholders' equity and we bear the risks associated with increased leverage.

         During the nine months ended June 30, 1999 Waterlink made additional purchase consideration payments of $1,902,000 related to the achievement of targeted operating results of two of our acquisitions. In addition, additional purchase consideration of

$500,000 in connection with one of Waterlink's acquisitions had been earned and recorded as of June 30, 1999, and is expected to be satisfied during this calendar year. These amounts have been recorded as additional goodwill.

         Under the terms of certain of the purchase agreements, Waterlink may be required to make additional purchase consideration payments of up to $1,224,000, contingent upon the achievement of specified operating results through fiscal 2000. The payments that are expected to be required for meeting fiscal 1999 and 2000 targets are $224,000 and $1,000,000, respectively. Any additional purchase consideration payments will be treated as additional goodwill for accounting purposes.


Credit Availability

         Waterlink's credit facilities are comprised of (1) an $87,000,000 domestic facility with Bank of America National Trust & Savings Association as agent, which expires on May 19, 2003 and (2) separate facilities aggregating approximately $6,500,000 at three of its overseas subsidiaries. The credit facilities will be utilized to primarily fund operating activities of Waterlink and, to a lesser extent, fund future acquisitions.

         Effective June 29, 1999, Waterlink entered into an amendment of our $87 million domestic facility, which waives until October 8, 1999 certain financial covenants that were not satisfied at June 30, 1999, assuming Waterlink realizes not less than $700,000 of operating income on a monthly basis for the remainder of fiscal 1999. As part of this amendment, $2,600,000 of borrowings was made available to Waterlink as the result of third party guarantees, and the interest rate charged Waterlink was increased by 50 basis points. These third party guarantees were provided by Brantley Venture Partners III, L.P. in the amount of $2,300,000, and by the three executive officers of Waterlink totaling $300,000.

         In connection with assisting in the process of improving our capital structure by providing the $2,600,000 of guarantees, Waterlink granted the guarantors warrants to purchase, in the aggregate, up to 283,637 shares of Waterlink common stock at an exercise price of $.01 per share. Of the 283,637 warrants, 125,000 were issued at the time the guarantees were issued and the remaining 158,637 warrants will be issued subject to shareholder approval. The warrants are immediately exercisable and expire if unexercised in five years. The number of warrants granted to each guarantor was based on their proportionate share of the $2,600,000 in guarantees.

         Availability for future borrowings of $2,600,000 at June 30, 1999 under the credit facilities is based on third party guarantees. Availability for future borrowings may increase or decrease based on the pro forma operating performance of Waterlink, the ability to raise additional capital to reduce indebtedness, and the successful negotiation of amended terms and conditions of the $87 million domestic facility. Presently, Waterlink is exploring with certain institutional investors financing alternatives, including the sale of equity type securities, part of the proceeds of which would be used primarily to reduce indebtedness. No agreement to that effect has been reached to date.

         In the event that the terms of the June 29, 1999 amendment are not met, we are unable to raise additional capital to comply with the credit agreement, or we are unable to negotiate a further amendment to the credit agreement, then Waterlink would be in default under the terms of the credit agreement. If there is an event of default the lenders could declare that all borrowings under the credit agreement are immediately due and payable. If we are unable to repay those amounts then the lenders could proceed to foreclose on their security interest, which comprises substantially all of our assets.

         We are currently discussing with our lenders an additional amendment to the credit agreement. If we are able to raise sufficient additional capital we expect to amend the credit agreement to make additional funds available to us and to continue the growth phase of the 1999 plan.

         Loans under the credit facilities bear interest at a designated variable base rate plus spreads ranging from 0 to 75 basis points depending on a leverage ratio of total consolidated indebtedness to Waterlink's earnings before interest, taxes, depreciation and amortization. At Waterlink's option, the credit facilities bear interest based on a designated London interbank offering rate, or LIBOR, plus spreads ranging from 100 to 275 basis points, depending on Waterlink's leverage ratio.

         The credit facilities restrict or prohibit Waterlink from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The banks that participate in the credit facilities also must approve most acquisitions. Waterlink's obligations under the credit facilities are secured by liens on substantially all of Waterlink's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of Waterlink's subsidiaries. Waterlink has guaranteed the payment by our three overseas subsidiaries of their obligations under the overseas facilities. The three overseas subsidiaries have given the lenders an assurance that the subsidiaries would not pledge their assets to any other party.

         Waterlink also has in place a $3,000,000 credit facility with Royal Bank of Canada to fund Canadian working capital requirements including banker's acceptances and letters of credit. Interest rates are negotiated on an individual borrowing basis and are related to the Royal Bank of Canada's prime rate. At June 30, 1999 the Canadian credit facility was fully utilized. Borrowings under the Canadian credit facility are payable upon demand and are guaranteed by the real and personal property of Waterlink's Bioclear facility.

         Waterlink's earnings are affected by changes in interest rates charged on our domestic facility. During 1998, Waterlink entered into an interest rate swap agreement with a major commercial bank to modify the interest characteristics of its domestic facility. The agreement involves the exchange of amounts based on a fixed rate of interest for an amount based on a LIBOR-based floating rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The agreement, which expires on December 30, 1999, fixes Waterlink's LIBOR-based rate at 5.25% on a notional amount of $75,000,000.

         Waterlink also has exposure to currency rate fluctuations related primarily to the purchases of inventory. Waterlink continues to utilize a limited number of foreign exchange instruments, primarily forward contracts, to manage this exposure.

         Waterlink believes that through the end of fiscal 1999, sufficient funds for our working capital needs, additional cash requirements of the 1999 plan and additional contingent consideration payments related to acquisitions will be provided by:

         -    future cash flow from operations
         -    borrowings under its credit facilities
         - issuance of subordinated indebtedness, common stock, preferred stock and seller financing incurred in connection with future financings or acquisitions
         -    the sale of certain non-revenue producing assets

         Before October 8, 1999 Waterlink intends to enter into an amendment to our $87 million domestic facility or enter into a new credit facility with other lenders in order to meet our working capital requirements and to avoid being in default on that date. The success of either action is dependent upon Waterlink's operational performances, our ability to raise additional capital to reduce indebtedness and the willingness of our senior lenders to agree to a satisfactory amendment or our ability to finalize a new credit facility. While we believe that we will be able to enter into a satisfactory amendment to our domestic facility or a new credit facility to meet our requirements and avoid default, if we are unable to do so, we would seek other sources of capital or pursue other strategic alternatives.

Year 2000

         The year 2000 issue, as widely reported, could cause malfunctions in certain computer-related applications with respect to dates on or after January 1, 2000. These malfunctions could relate to Information Technology , IT, or non-IT environments. Due to Waterlink's decentralized IT environments, individual assessments, in accordance with Waterlink's year 2000 program, have been conducted at Waterlink's operating companies. Collectively, these assessments indicate that Waterlink's exposure to this segment of the year 2000 issue is not significant as Waterlink does not extensively rely on IT systems which require modification. Waterlink's externally developed system issues have been assessed company-wide through inquiry of external vendors and testing procedures where necessary. The appropriate upgrades, if required, have been (or are scheduled to be) attained in order to make these systems year 2000 compliant. Waterlink has tested internally developed software systems where applicable and has developed programs to make these systems year 2000 compliant. Testing of upgraded or modified systems has begun at Waterlink's various operating units. Results of these testing procedures, which are scheduled to be completed by the end of fiscal 1999, are incomplete.

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

         Waterlink's primary system interface with an external party involves its banking institutions. Based on inquiries of its banking institutions, Waterlink is not aware of any unresolved year 2000 issues. Further, due to Waterlink's decentralized operations, individual assessments, in accordance with Waterlink's year 2000 program, have been conducted at Waterlink's operating companies regarding significant suppliers and subcontractors. These assessments, which are not complete, have been executed primarily through inquiry of our various suppliers and subcontractors. To date, Waterlink is not aware of any external party with an unresolved year 2000 issue that would materially impact Waterlink's operations and financial position. However, Waterlink has no means of ensuring that external parties will be year 2000 compliant. The inability of external parties to resolve their year 2000 issue in a timely manner could impact Waterlink's operations and financial position. The effect of non-compliance by external parties is not determinable.

         Waterlink has primarily utilized internal resources to assess, test, remediate and implement software and equipment related to the year 2000. The total cost of Waterlink's year 2000 program, excluding employee salaries, is estimated at $400,000, primarily attributable to software upgrades and modifications. Waterlink has incurred approximately $325,000 related to the various phases of our year 2000 program through June 30, 1999.

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

Impact of Recently Issued Accounting Standards

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. This statement is intended to address the concerns of financial statement users for the increasing number of items that bypass the income statement, such as foreign currency translation adjustments. Waterlink adopted this statement on October 1, 1998.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way public companies report segment information in annual financial statements. The statement also requires public companies to report selected segment information in interim financial reports to shareholders. The statement is effective for Waterlink's annual reporting in fiscal 1999 and restatement of comparative information for earlier years is required in the initial year of adoption. The implementation of the 1999 plan will require Waterlink to present segmented industry information upon adoption of SFAS No. 131.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement will require, among other things, that all derivatives be recorded on the balance sheet at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which makes SFAS No. 133 effective for Waterlink beginning October 1, 2000. Waterlink has not yet determined what the effect of adopting SFAS No. 133 will be on our operations or financial position.


FORWARD LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

         -    changes in world economic conditions, including
               - instability of governments and legal systems in countries in which Waterlink conducts business
               -  significant changes in currency valuations
               -  recessionary environments
               - year 2000 compliance issues relating to Waterlink's programs and external parties, including suppliers and customers
               -  the effects of military conflicts
         - changes in customer demand and timing of orders as they affect sales and product mix, including
               -  the effect of delays in government approvals and funding
               -  the effect of strikes at customer's facilities
               -  variations in backlog
               -  the impact of changes in industry business cycles

         -    competitive factors, including
               -  changes in market penetration
               -  introduction of new products by existing and new competitors
         -    changes in operating costs, including
               - changes in Waterlink's and its subcontractors' manufacturing processes
               -  changes in costs associated with varying levels of operations
               -  changes resulting from different levels of customers demands
               -  effects of unplanned work stoppages
               -  changes in cost of labor and benefits
               -  the cost and availability of raw materials and energy
         -    the success of Waterlink's strategic plan
         -    the ability to raise sufficient additional capital
         -    the ability to amend Waterlink's credit agreement
         -    unanticipated litigation, claims or assessments

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)  Exhibits

         27.1 Financial Data Schedule as of and for the nine months ended June 30, 1999

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


Dated: August 11, 1999