Form 10-K
period 1999-09-30
WATERLINK INC
filed 1999-12-03
CIK 1037682

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 31, 1999 the aggregate market value of Waterlink's voting Common Stock held by non-affiliates of Waterlink was approximately $23.5 million.

As of November 30, 1999 there were 19,211,091 shares of the registrant's Common Stock, $.001 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 2000 are deemed to be incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

GENERAL

       Waterlink is an international provider of integrated water purification and wastewater treatment solutions, treating process water and wastewater for its industrial customers, and drinking water and wastewater for its municipal customers. Waterlink designs, assembles and sells water and wastewater treatment products and provides related services to companies and municipalities to treat their water and wastewater. Waterlink believes that its comprehensive range of products and application engineering expertise enables it to produce single source solutions demanded by its customers.

       Waterlink was incorporated in Delaware on December 7, 1994 to participate in the consolidation of the highly fragmented water purification and wastewater treatment industry. Waterlink grew rapidly through acquisitions from 1995 through 1998. To date Waterlink has made 13 acquisitions, targeting businesses in two principal markets (wastewater and pure water treatment) and in two geographic areas (United States and Europe). Our principal executive offices are located at 4100 Holiday Street N.W., Suite 201, Canton, Ohio 44718 and our telephone number is (330)649-4000.

DIVISIONAL FORMAT

       In September 1998, Waterlink announced its 1999 Strategic Operating Plan. The 1999 plan provided for a divisional format for efficient centers of product expertise and geographic experience, to better serve Waterlink's customers and independent marketing representatives. Under the 1999 plan, Waterlink reorganized from a company that completed 13 acquisitions with 23 direct and indirect operating companies into five integrated operating divisions. The five divisions are:

       - the Biological Wastewater Treatment Division

       - the Separations Division

       - the Pure Water Division

       - the Specialty Products Division

       - the European Water and Wastewater Division

       The following table shows our acquisitions to date and how the acquired companies are grouped within our five divisions.

                 ACQUISITION                    DATE ACQUIRED                  CURRENT DIVISION
       --------------------------------    ------------------------    --------------------------------
(1)    Sanborn Technologies                   March 1995               Biological Wastewater Treatment
(2)    Great Lakes Environmental, Inc.        August 1995              Separations
(3)    Mass Transfer Systems, Inc.            January 1996             Biological Wastewater Treatment
(4)    Aero-Mod, Inc.                         April 1996               Biological Wastewater Treatment
       Resi-Tech, Inc.
       Blue Water Services, Inc.
(5)    Waterlink Equipment                    September 1996           Pure Water
       Technologies, Inc.
(6)    Nordic Water Products AB               March 1997               European Water and Wastewater
       Zickert Products AB
       Noxon AB
       Axel Johnson Engineering GmbH
       Zickert Miljo A/S
       Nordic Water Products OY

                 ACQUISITION                    DATE ACQUIRED                  CURRENT DIVISION
       --------------------------------    ------------------------    --------------------------------
(7)    Bioclear Technology, Inc.              June 1997                Biological Wastewater Treatment
                                                                       (technology only)
(8)    Lanco Environmental Products,          June 1997                Separations
       Inc.
(9)    Mellegard V.A. Maskiner AB             September 1997           European Water and Wastewater
       (MEVA)
(10)   Hycor Corporation                      September 1997           Separations
(11)   Chemitreat Services, Inc.              March 1998               Pure Water
(12)   Aquafine Engineering Services          March 1998               European Water and Wastewater,
       Limited                                                         Biological Wastewater Treatment
       Purac Engineering Incorporated                                  and Separations
(13)   Barnebey & Sutcliffe Corporation       June 1998                Specialty Products
       Sutcliffe Speakman Carbons
       Limited
       Sutcliffe Croftshaw Limited

BIOLOGICAL WASTEWATER TREATMENT DIVISION

       The biological wastewater treatment division provides products and processes treating municipal and industrial wastewater by various biological based methods. This division furnishes products and processes that can be incorporated into integrated systems or sold individually. Its products include aeration systems, which treat wastewater with air and/or process water that is pumped at high pressures through a series of jet nozzles, resulting in highly efficient oxygen transfers and mixing activity to separate waste. These systems are sold separately for use in industrial biological treatment plants and many other uses, including for underdeveloped countries where land intensive, lagoon treatment processes are widely accepted. In addition, these systems can be integrated with other processes for more complete biological treatment solutions. Waterlink's patented Aero-Mod Sequox(TM) nutrient removal process uses aeration to increase biological activity for removing unwanted pollutants from the water.

       The biological wastewater treatment division also designs and manufactures industrial separation systems using various technologies used to separate solids from industrial coolants. The division markets its products and processes through both direct sales offices and independent sales representatives located predominantly in North and South America, the United Kingdom, Ireland and Asia. For the year ended September 30, 1999, net sales for this division were approximately $17.8 million.

SEPARATIONS DIVISION

       The separations division sells equipment and engineered systems employing physical and chemical separation technology. Its markets are municipal water and wastewater as well as industrial process water and wastewater. The division combines the technology offerings of industry leading product lines. The separations division's products include the following:

       - Hycor(R) screening, conveying, dewatering and screenings/grit washing equipment. Dewatering is the process of reducing or eliminating moisture content. These products operate on the principle of liquid/solid gravity separation and are used to improve water and wastewater processes, minimize waste, reduce disposal volumes and provide for water recovery and reuse.

       - Nordic Water(TM) continuous sand filters, inclined plate clarifiers and sludge removal equipment. These products offer a wide range of capabilities including tertiary polishing filters, used to remove fine particles, nitrates and phosphates in wastewater, solutions for high turbidity, or cloudiness, in municipal water treatment, advanced settling technology and sophisticated sludge removal equipment.

       - Great Lake Environmental(R) oil/water separators, inclined plate clarifiers and dissolved air flotation systems. With its broad industrial customer base, this product line offers a wide range of equipment from the basic separation and removal of oil droplets from water to systems that remove suspended solids and emulsified oil from continuous flows.

       - Lanco Environmental(TM) filter presses, clarifiers and sludge dryers. Primarily serving the industrial market, this equipment is designed for the efficient dewatering of effluent and sludges from specialized industrial processes.

       The separations division sells its products and systems primarily in North America through a network of independent manufacturers representatives. For the year ended September 30, 1999, net sales for the division were approximately $33.5 million.

PURE WATER DIVISION

       The pure water division sells products and solutions to the residential, municipal and industrial water and process water markets through our Waterlink Technologies, Inc. and C'treat Offshore, Inc. companies.

       Waterlink Technologies is an international provider of membrane based solutions focusing on:

       - membrane technology with standard reverse osmosis system solutions which can treat tap water to sea water for the production of high purity water

       - nanofiltration systems, which can be used to decolor, soften and remove harmful pathogenic organisms

       - desalination systems for the purification of sea water to drinking water for resorts, municipal and governmental installations

       - custom engineered microfiltration systems that can be used for the clarification and removal of harmful organisms from surface water as well as pre-treatment for other membrane technology in wastewater applications

       - custom designed ultra pure water treatment systems for the power, electronic and pharmaceutical industries

       - the manufacture of pleated membrane sediment filtration cartridges which are used for removal of suspended solids

       - the distribution of other major lines of filter housings, filters and components

       C'treat is a provider of reverse osmosis desalination equipment and services to the worldwide energy industry. C'treat equipment economically and reliably provides fresh water for offshore drilling rigs and production platforms. C'treat enjoys a significant market presence through a sales organization that includes representatives and technical licensees in 12 countries. For the year ended September 30, 1999, net sales for this division were approximately $16.5 million.

SPECIALTY PRODUCTS DIVISION

       The specialty products division and its predecessors have specialized in the development and production of highly sophisticated activated carbons for more than 80 years. Activated carbon is used to purify air, water and gases by retaining impurities in carbon granules. The division is a worldwide supplier of activated carbon for liquid, air and gas filtration systems and is a leading manufacturer of specialty impregnated carbons used in applications where the capacity of activated carbons can be significantly increased. A full range of activated carbons manufactured from coconut shell, coal, wood, along with other adsorbents such as modified clay media, bone char, and anthracite are offered for use in:

       - adsorption equipment, both standard and custom configurations, primarily for separation of solvents from air

       - bioreactors and bioscrubbers in which contaminants are destroyed using biological microbes

       - corrosive gas control systems to protect expensive electronic operated controls

       - distillation equipment for separation applications

       - systems that control emissions from volatile organic compounds

       - area filtration systems for the removal of both vapor phase and particulate contaminants

       - indoor air quality systems

       - odor control systems

       - soil vapor extraction systems

       - solvent recovery systems engineered and installed on a turn-key basis, to recover valuable solvents

       The specialty products division's products and systems are sold worldwide using a combination of direct sales and sales representatives. For the year ended September 30, 1999, net sales for this division were approximately $58.0 million.

EUROPEAN WATER AND WASTEWATER DIVISION

       The European water and wastewater division provides products and systems similar to the separations division but focusing specifically on the European, African and Asian municipal and industrial markets.

       The European water and wastewater division, with principal locations in Sweden, Germany and the United Kingdom, offers its products under various proprietary names, including:

       - Dynasand(TM) continuous sand filters

       - Lamella(TM) separators

       - Zickert(TM) bottom scrapers

       - Noxon(TM) centrifuges

       - MEVA(TM) fine screens

       The products are sold separately or as an engineered turn-key solution. For the year ended September 30, 1999, net sales for the division were approximately $44.4 million.

OPERATING AND SALES STRATEGY

       Waterlink has adopted a decentralized approach to the operational management of our divisions. While functions such as strategic planning, financial reporting, treasury, communications and risk management are centralized in Waterlink's corporate headquarters, local management at each of our five divisions is primarily responsible for the day-to-day operation of the division's business. Waterlink also provides our divisions with financial resources, management expertise, and customer and market access, which would be unavailable to each division individually. Waterlink expects to realize significant improvement in internal growth rates due to increased marketing efforts and the opportunities to "cross-sell" products. As customers increasingly seek to reduce their vendor base, outsource their non-core tasks and find integrated solutions, the ability of each of our divisions to offer the complementary equipment and services of other divisions increases the competitiveness of Waterlink. For example, the separations division can team with the pure water division and the biological division to offer both pure water and wastewater solutions to a customer. Additionally, Waterlink's design/build capabilities allow us to design systems that utilize a broad array of Waterlink's products and provide opportunities for our specialty products division. Waterlink also experiences cross-selling opportunities from a geographic and customer standpoint. For example, our European water and wastewater division has introduced our other divisions' systems, equipment and services into the European market. Likewise, we have introduced the European water and wastewater division's systems, equipment and services into our domestic market.

       We sell our systems, equipment and services primarily through approximately 80 direct sales personnel and approximately 250 independent sales organizations. Waterlink also sells through licensees, principally in the Asia-Pacific region as well as in Europe. To a lesser extent, Waterlink sells through water treatment distributors, which take title to equipment for resale to the end-user. Waterlink seeks to have a single sales organization within a particular market in order to foster a close relationship with its sales representatives and present a cohesive image to the marketplace. The independent sales representatives typically will identify sales opportunities, and then work together as a team with Waterlink's direct sales force, which has greater technical and product knowledge, to complete the sale and service the customer. Waterlink's direct sales force generally plays a more primary role in sales of Waterlink's design/build solutions.

       While we have received contract awards in excess of $5 million, Waterlink is primarily focusing its marketing efforts on contract awards of up to approximately $4 million. We believe that competition is fiercer for larger contract awards and the timing of these awards is more unpredictable.

       To help facilitate revenue growth, and better serve our customer base, Waterlink has formed a centralized marketing and sales team of three individuals whose primary focus is to position Waterlink in the marketplace as an important independent solution provider for municipal and industrial water and wastewater requirements. This centralized sales and marketing approach will also utilize technical divisional expertise and the market knowledge of our geographically based independent representatives to focus on market opportunities. One of these opportunities appears to be a national accounts program through which we intend to provide water and wastewater solutions to major engineering and industrial companies. Waterlink's centralized marketing and sales team is preparing to focus initially on servicing companies competing for municipal privatization contracts in the United States and key industrial accounts in the food and beverage and pulp and paper industry as well an integrated systems sales effort between divisions.

       A representative from each of our divisions, along with Waterlink's executive officers and other key employees, form Waterlink's senior management team, which meets on a frequent basis to facilitate the interchange of information and enhance cross-selling opportunities.

COMPETITION

       Despite an accelerating trend toward consolidation, the water purification and wastewater treatment industry remains fragmented and highly competitive due to the large number of competitors within each product area. Waterlink has a significant number of competitors, including a number of integrated suppliers and equipment manufacturers, some of which are larger and have greater resources than Waterlink. We believe that success in this market is based on the ability to offer appropriate technology, influence specifications, have strong distribution, maintain respect within the consulting and engineering community, finance and bond projects awarded, provide timely delivery, and maintain a reputation for service and parts support after the sale. Additionally, in the municipal arena, the ability to meet bid specifications and to set pricing are often primary considerations. Waterlink believes that its technologies and cost structures as well as its strong local presence in international markets enable it to compete effectively against these companies.

       We believe that new entrants will play a significant role in the United States municipal markets as privatization contracts for water and wastewater concessions are expected to grow in size and importance. We believe that as an independent supplier of water and wastewater solutions and equipment to these service providers, we can provide a sound alternative to our competition.

       Waterlink's primary competitors include operating subsidiaries of Vivendi, including Compagnie Generale des Eaux and its recent acquisition of U.S. Filter Corporation, Suez de Lyonaise des Eaux, Calgon Carbon Corporation; Parkson Corporation; Ionics, Incorporated; Alpha Laval and Humbolt KHD.

ACQUISITION STRATEGY

       In order to achieve its objective of becoming a leading international provider of integrated water purification and wastewater treatment solutions, Waterlink has pursued an aggressive acquisition-based growth program.

       Waterlink's acquisition strategy has been curtailed during fiscal 1999 due to the effort required to complete the 1999 plan and as a result of Waterlink's leverage and the relatively low price of our common stock. We do not expect significant acquisition activity during fiscal 2000.

       When future conditions permit, Waterlink intends to continue to use various combinations of its common stock, cash and notes as consideration for acquisitions. The consideration for each future acquisition will vary on a case-by-case basis depending on Waterlink's operating performance and the historic operating results and future prospects of the business to be acquired. Waterlink intends to finance acquisitions through funds provided by operations and if available, bank borrowings and proceeds of future equity and debt financing.

CUSTOMERS

       Waterlink markets its products and services to two primary categories of customers: industrial users that require water for their manufacturing processes and treat their wastewater and municipal customers that produce drinking water and treat wastewater. Waterlink has a diverse customer base, with no customer representing 10% or more of Waterlink's sales for the year ended September 30, 1999.

       Waterlink's industrial customers include many "Fortune 500" companies and their counterparts outside of the United States. Industries served include the pharmaceutical, electronic and microelectronic, pulp and paper, chemical, petrochemical, food, beverage, printing, automotive and other heavy manufacturing industries. For the year ended September 30, 1999 approximately 73.0% of Waterlink's net sales were derived from industrial sales.

       The municipal market is highly competitive. Municipal markets in the United States, Canada and western Europe are more regulatory driven than municipal markets in other regions. Waterlink utilizes specialized distribution channels to service the municipal market and is skilled at participating in the municipal bidding process. Waterlink focuses its efforts on smaller municipal projects, which Waterlink believes its product lines are best suited to serve. Waterlink believes that the municipal business is important to its overall success because of its large market size. For the year ended September 30, 1999 approximately 27.0% of Waterlink's net sales were derived from municipal sales.

BACKLOG

       Total backlog as of September 30, 1999 was $53.3 million as compared to total backlog of $44.5 million at September 30, 1998. Waterlink had a backlog, consisting of written purchase orders for capital goods equipment of $46.1 million as of September 30, 1999 as compared to $38.1 million as of September 30, 1998. In addition, at September 30, 1999, Waterlink had $7.2 million of firm commitments to purchase recurring revenue products from its specialty products division as compared to $6.4 million as of September 30, 1998. Waterlink expects that a significant portion of our backlog at the beginning of a fiscal year will be filled during that year. Backlog, and therefore sales, may vary from quarter to quarter as a result of large projects being booked during any quarter and varying project delivery schedules. In addition, the orders have varying delivery schedules and

Waterlink's backlog as of any particular date may not be representative of actual net sales for any succeeding period.

PROCESS AND PRODUCT WARRANTY AND PERFORMANCE GUARANTEES

       Consistent with industry practices, we generally offer a warranty on finished products for one year or in some cases 18 months from sale and 12 months from installation. The costs associated with warranty expense have not been material. In connection with providing certain products and design/build services to our customers, Waterlink is sometimes required to guarantee that our products or services will attain specified levels of quality or performance. If a product fails to perform according to a warranty, or a project fails to attain the guaranteed level of quality, and if we are unable to effect a satisfactory replacement or cure within the prescribed period of time, Waterlink could incur financial penalties, in the form of liquidated damages, or could be required to remove and replace the equipment or repeat the service in order to meet the specifications. To date, Waterlink has not incurred any material payment or other obligations pursuant to such performance guarantees.

RAW MATERIAL AND SUPPLIES

       The raw materials and components used in Waterlink's products are commonly available commodities such as stainless steel, carbon steel, plastic, tubing, wiring, electrical components, pumps, valves, compressors, pressure vessels, oleophilic media, reverse osmosis membranes and sand. Waterlink's systems are fabricated from these materials and assembled together with products bought from other companies to form an integrated system. In addition, the specialty products division is dependent on the importation of coconut shell carbon from Asia and the supply of coal based carbon from domestic and Asian sources. Waterlink is not dependent upon any single supplier, and if any supplier were to become unable to perform, Waterlink believes a substitute source could readily be found. Waterlink has generally been able to pass on price increases for raw materials and components to its customers. Waterlink is not a party to any material long-term fixed price supply contracts.

GOVERNMENT REGULATION

       Federal, state, local and foreign environmental laws and regulations necessitate substantial expenditures and compliance with water quality standards by generators of wastewater and wastewater by-products and impose liabilities on such entities for noncompliance. Environmental laws and regulations and their enforcement are, and will continue to be, a significant factor affecting the marketability of the solutions, systems and equipment provided by Waterlink.

       Many of the countries in which Waterlink operates or in which our customers are located, including the United States, Canada and countries in western Europe, Latin America, and the Asia-Pacific region, have adopted requirements that govern water quality, wastewater treatment, and wastewater by-products and the solutions, systems and equipment provided by Waterlink. These requirements and their enforcement vary by country, but in general establish water quality, use and disposal standards, set wastewater effluent discharge limits, and prescribe standards for the protection of human health and safety and the environment. In each country, Waterlink monitors the status and impact of local environmental regulation and enforcement as it relates to the marketability of the solutions, systems and equipment provided by Waterlink.

       Any changes in applicable environmental standards and requirements or their enforcement may affect the operations of Waterlink by imposing additional regulatory compliance costs on Waterlink's customers, requiring the modification of and/or affecting the market for Waterlink's solutions, systems and equipment. To the extent that demand for Waterlink's solutions, systems and equipment is created by the need to comply with these enhanced standards and requirements or their enforcement, any modification of the standards and requirements or their enforcement may reduce demand, thereby adversely affecting Waterlink's business prospects. Conversely, changes in applicable environmental laws imposing additional regulatory compliance standards and requirements or causing stricter enforcement of these laws or regulations could increase the demand for Waterlink's systems, equipment and services.

PATENTS, TRADEMARKS AND LICENSES

       We currently own a number of United States and foreign patents, and registrations for United States service marks and trademarks. While each is of value, Waterlink generally does not consider any of them to be material to our business, although, as Waterlink has grown and its presence has been extended, our Waterlink(SM) mark has become more widely known and the goodwill associated with it has increased.

EMPLOYEES

       At September 30, 1999, Waterlink had approximately 648 employees at our various locations. Approximately 51 people are covered under collective bargaining agreements in the United States. All of Waterlink's hourly employees in Europe are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

RECENT EVENTS

       During the fourth quarter of fiscal 1999 we entered into two amendments under our domestic credit facility. In connection with one of the amendments, a significant stockholder and three executive officers guaranteed the repayment of $2.6 million of our outstanding indebtedness. In consideration for these guarantees, warrants to purchase, in the aggregate, up to 283,637 shares of our common stock were issued, the issuance of which was approved by our shareholders.

       The other amendment approved the sale of common stock described in the following paragraph, reduced the domestic credit facility to $76 million, and waived certain financial covenants that were not satisfied at September 30, 1999, Waterlink's fiscal year end.

       On October 5, 1999 we completed the sale of 6,300,000 shares of common stock in a registered offering to certain institutional investors. The aggregate net proceeds of $16.2 million from the sale were used to repay a portion of our outstanding bank debt.

ITEM 2.   PROPERTIES

       We lease our corporate offices, consisting of approximately 7,000 square feet located in Canton. In addition, our subsidiaries lease facilities for office space and manufacturing in the United States in Santa Fe Springs, California; Clearwater and West Palm Beach, Florida; Lake Bluff and Addison, Illinois; Manhattan, Kansas; Fall River, Massachusetts; Grand Rapids, Michigan; Sparks, Nevada; and The Woodlands, Texas; and outside the United States in Holstebro, Denmark; Lancashire, England; Vanda, Finland; Neuss-Grimlinghausen, Germany; and Mariestad, Frolunda, Kungsbacka, and Nynashamn, Sweden; and own facilities for office space and manufacturing in Columbus, Ohio; Winnipeg, Manitoba, Canada; and Fjaras, Sweden. The expiration dates for these leases range from December 1999 to March 2011.

       We believe that each of our facilities is in good condition and will continue to remain suitable for its current purpose. We may add improvements to the properties listed above. We anticipate using our properties for purposes consistent with their present use. In the event any of the facilities becomes unavailable upon termination of the existing lease, we believe we would be able to find a suitable alternative facility without any significant adverse impact to us or our operations. We believe our properties are adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS

       From time to time in the normal course of our business, we become a party to litigation. Most of this litigation involves claims for personal or employment related injury or property damage incurred in connection with our operations. We are not a party to any material litigation and believe that none of our litigation will have a material adverse effect on our business or financial results.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At a special meeting of stockholders of Waterlink held on September 28, 1999 the following actions took place:

          i. the approval of the sale in a registered offering of up to 6,300,000 shares of Waterlink common stock to specific institutional investors:

               FOR       AGAINST    WITHHELD
               ---       -------    --------
            8,912,164    93,077      61,575

          ii. the approval of the issuance of warrants to purchase in the aggregate 283,637 shares of Waterlink common stock to a current significant stockholder and to the three executive officers of Waterlink in connection with assisting in the process of improving Waterlink's capital structure by guaranteeing, in the aggregate, repayment of up to $2,600,000 of Waterlink senior debt.

               FOR       AGAINST    WITHHELD
               ---       -------    --------
            7,889,070    488,286    689,460

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

       Our common stock has been listed on The New York Stock Exchange under the symbol "WLK" since our initial public offering on June 24, 1997. The following table sets forth the high and low composite sales prices as reported on the NYSE for the fiscal quarters indicated.

                                                            HIGH        LOW
                                                            ----        ---
Fiscal Year ended September 30, 1998
  First Quarter                                             $19 3/4     $16 5/1
  Second Quarter                                             17 11/16    12 11/1
  Third Quarter                                              14 5/8       8 5/
  Fourth Quarter                                              8 5/8       2 7/1
Fiscal Year ended September 30, 1999
  First Quarter                                             $ 5 1/4     $ 2 1/
  Second Quarter                                              5 5/16      3 1/
  Third Quarter                                               4 3/4       2 13/1
  Fourth Quarter                                              3 1/4       2 3/

       The current quoted price of the common stock is listed daily in the Wall Street Journal in the NYSE section. The number of holders of record of our common stock as of November 30, 1999 was approximately 229. In addition there were approximately 2,553 shareholders whose shares are held by brokers/dealers.

DIVIDENDS

       We have not paid or declared any dividends on our common stock since our inception. We anticipate that earnings will be retained to support the growth of our business and will not be distributed to stockholders as dividends. The declaration and payment of any future dividends and the amount of any dividend will be determined by our board of directors and will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by bank credit and debt agreements and other factors deemed relevant by our board of directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

       Pursuant to our bank credit agreement, we may not declare or make, or agree to declare or make, directly or indirectly, any dividends, except that we may declare and pay dividends with respect to our capital stock payable solely in additional shares of our common stock or options, warrants or other rights to purchase our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

       During fiscal 1999, Waterlink granted Brantley Venture Partners III, L.P., Theodore F. Savastano, T. Scott King and Michael J. Vantusko warrants to purchase 250,909, 16,364, 10,909 and 5,455 shares of common stock, respectively, at a purchase price of $0.01 per share. The warrants were issued in connection with assisting in the process of improving our capital structure by guaranteeing up to $2.6 million of indebtedness under the bank credit agreement. The warrants expire on July 9, 2004. In such transaction, Waterlink did not engage any underwriter, broker or placement agent. In connection with such transaction, Waterlink obtained appropriate investment representations supporting its reliance on such exemption from registration. In such transaction, appropriate disclosure was provided to each investor to support Waterlink's reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

       The following table sets forth selected historical consolidated financial data of Waterlink since its incorporation on December 7, 1994. The financial data presented for the five fiscal years ended September 30, 1999 have been derived from Waterlink's audited financial statements. The financial data includes the operating results of each acquired business from the date of acquisition in accordance with the purchase method of accounting.

       You should read the selected historical consolidated financial data in conjunction with, and they are qualified by, our historical consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this report.

                                       FISCAL      FISCAL      FISCAL      FISCAL      FISCAL
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                               (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Net sales                           $170,169    $135,167    $ 64,699    $ 19,801    $  2,684
  Cost of sales(1)                     115,943      85,532      40,390      11,233       1,857
                                      --------    --------    --------    --------    --------
  Gross profit                          54,226      49,635      24,309       8,568         827
  Selling, general and
     administrative expenses(2)         43,531      38,639      18,683       7,029       1,178
  Special charges(3)                     3,843      21,636       2,630          --          --
  Amortization expense                   2,130       1,871         751         307          15
                                      --------    --------    --------    --------    --------
  Operating income (loss)                4,722     (12,511)      2,245       1,232        (366)
  Other income (expense):
     Interest expense(4)                (7,857)     (3,562)     (1,281)       (877)       (144)
     Interest income and other
       items--net                          (14)         37         263         (44)         33
                                      --------    --------    --------    --------    --------
  Income (loss) before income taxes     (3,149)    (16,036)      1,227         311        (477)
  Income taxes                           1,033       1,468         470           5          35
                                      --------    --------    --------    --------    --------
  Income (loss) before extraordinary
     item                               (4,182)    (17,504)        757         306        (512)
  Extraordinary item, net of
     taxes(5)                               --          --        (385)         --          --
                                      --------    --------    --------    --------    --------
  Net income (loss)                   $ (4,182)   $(17,504)   $    372    $    306    $   (512)
                                      ========    ========    ========    ========    ========
  Earnings (loss) per common share:
     Basic:
       Income (loss) before
          extraordinary item          $  (0.33)   $  (1.46)   $   0.15    $   0.21    $  (0.42)
       Extraordinary item                   --          --       (0.08)         --          --
                                      --------    --------    --------    --------    --------
       Net income (loss)              $  (0.33)   $  (1.46)   $   0.07    $   0.21    $  (0.42)
                                      ========    ========    ========    ========    ========
     Assuming dilution:
       Income (loss) before
          extraordinary item          $  (0.33)   $  (1.46)   $   0.10    $   0.06    $  (0.42)
       Extraordinary item                   --          --       (0.05)         --          --
                                      --------    --------    --------    --------    --------
       Net income (loss)              $  (0.33)   $  (1.46)   $   0.05    $   0.06    $  (0.42)
                                      ========    ========    ========    ========    ========
  Weighted average common shares
     outstanding:
     Basic                              12,556      12,007       4,924       1,469       1,225
     Assuming dilution                  12,556      12,007       7,804       4,954       1,225

                                                           SEPTEMBER 30,
                                                           -------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
BALANCE SHEET DATA:
  Working capital                     $ 34,859    $ 30,737    $ 19,430    $  3,438    $  2,064
  Total assets                         185,395     183,561     115,860      28,991      10,819
  Total debt                            89,917      87,318      18,961      12,145       6,039
  Redeemable preferred stock                --          --          --       8,500       3,900
  Shareholders' equity (deficit)        49,986      54,878      70,873       2,407         (11)

---------------

(1) In connection with our 1999 plan, Waterlink decided to discontinue the manufacturing processes for our Great Lakes subsidiary product line in favor of utilizing subcontractors. As a result of this decision, during the year ended September 30, 1999, Waterlink recognized $2,137,000 of costs, or $0.16 per share, assuming dilution, comprised of $1,191,000 of cost overruns that took place on a contractual obligation and $946,000 of inventory write downs and other costs.

(2) For the year ended September 30, 1999, selling, general and administrative expenses included $255,000, or $0.02 per share, assuming dilution, relating to the write off of costs associated with acquisition activity that ceased during the year.

(3) Waterlink incurred special charges as follows:

   - During the fiscal year ended September 30, 1997 Waterlink incurred a special charge to operations of $2,630,000, or $0.21 per share, assuming dilution, resulting primarily from the issuance, concurrent with our initial public offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of Waterlink pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 was non-cash and the remainder represented cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

   - During the fiscal year ended September 30, 1998, Waterlink incurred special charges of $21,636,000, or $1.70 per share, assuming dilution. These special charges are comprised of the following three components:

        i. Waterlink recorded a charge of $2,858,000, or $0.23 per share, assuming dilution, primarily related to termination benefits and costs associated with the exiting of certain facilities to implement our 1999 plan.

        ii. As a result of our decision to exit the Bioclear business, during the fourth quarter of fiscal 1998, Waterlink recorded a non-cash charge of $17,284,000, or $1.40 per share, assuming dilution, consisting of $15,967,000 related to the impairment of goodwill associated with the June 1997 acquisition of Bioclear Technology, Inc. and $1,317,000 to write off the cumulative translation adjustment component of Bioclear's equity.

       iii. Waterlink incurred special charges of $1,494,000, or $0.07 per share, assuming dilution, primarily attributable to contractual obligations to our former chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to Waterlink.

   - During the year ended September 30, 1999, Waterlink incurred special charges of $3,843,000, or $0.31 per share, assuming dilution, for the following:

        i. Continuing costs of $1,593,000, or $0.13 per share, assuming dilution, associated with the implementation of Waterlink's 1999 plan, primarily related to termination benefits and facility consolidation costs.

        ii. In conjunction with our 1999 plan, we determined that we would exit the acquired Bioclear business. During the fourth quarter of fiscal 1998, the assets of Bioclear, primarily related to Bioclear's manufacturing facility located in Winnipeg, Canada, were reduced to their estimated net realizable value. Based on the status of the sales process and Waterlink's June 1999 decision regarding how to best dispose of the facility, we further reduced the estimated net realizable value of these remaining assets by $1,300,000, or $0.10 per share, assuming dilution.

       iii. Waterlink incurred additional charges related to severance benefits during 1999 not originally contemplated by the 1999 plan of $400,000, or $0.03 per share, assuming dilution.

        iv. Waterlink incurred additional charges of $550,000, or $0.05 per share, assuming dilution, related to severance benefits during 1999 related to the announced retirement of our chairman of the board.

(4) Interest expense for the year ended September 30, 1999 includes a financing charge of $870,000, or $0.07 per share, assuming dilution, related to the amortization of the value assigned to warrants issued to purchase up to 283,637 shares of common stock at an exercise price of $0.01 per share.

(5) Net income for fiscal 1997 reflects an extraordinary item. Waterlink used a portion of the proceeds from its initial public offering to repay substantially all of its outstanding indebtedness. In addition, concurrent with the initial public offering Waterlink canceled a note purchase agreement. In connection with the early retirement of certain indebtedness and the cancellation of the note purchase agreement, Waterlink realized an extraordinary charge of $385,000, net of taxes of $257,000, or $0.05 per share, assuming dilution, related to the write off of unamortized debt issuance costs and discounts associated with this indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Waterlink is an international provider of integrated water purification and wastewater treatment solutions, principally to industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994 and has grown externally by completing thirteen acquisitions.

       During fiscal 1999 Waterlink focused on the implementation of its 1999 Strategic Operating Plan. The 1999 plan was implemented in three phases: the restructuring phase, the cost reduction phase, and the growth phase.

       The restructuring phase was completed prior to October 1, 1998, the beginning of Waterlink's recently completed fiscal year, and restructured Waterlink from a company that completed 13 acquisitions consisting of 23 separate operating companies into the following five fully integrated operating divisions that are focused on their specific markets:

       - the Biological Wastewater Treatment Division

       - the Separations Division

       - the Pure Water Division

       - the Specialty Products Division

       - the European Water and Wastewater Division

       This divisional structure allows Waterlink to utilize the strengths of its complementary product lines and brand name to work closer with customers.

       The cost reduction phase established goals of reducing selling, general and administrative expenses by $4.3 million in fiscal 1999, principally by reducing the number of employees by 75, or approximately 10% of the work force, and by closing seven facilities. Waterlink has decided to curtail its manufacturing activities whenever possible, in favor of partnering with vendors who manufacture components used in our systems and equipment. As of September 30, 1999, the total number of employees has been reduced by 119 people, in excess of the 75 originally contemplated by the 1999 plan, and the annualized cost savings goal of $4.3 million has been surpassed by approximately $1.1 million. With regard to facilities, seven have been closed.

       The cost reduction phase also includes an initiative to reduce production costs by identifying common suppliers among divisions and consolidating purchases to increase Waterlink's purchasing power. Supply contracts with these common vendors are expected to provide cost savings to help Waterlink remain competitive in the long term.

       The growth phase of the 1999 plan has added 20 sales and marketing professionals in fiscal 1999, in order to improve revenue performance over the long term. These additional costs are being funded, in part, by the additional $1.1 million of annualized savings as a result of the cost reduction phase of the 1999 plan.

       The improved communications and specific identification of markets and products resulting from the restructuring of Waterlink, together with the reinvestment in sales and marketing professionals, are intended to allow Waterlink to increase its sales efforts. Two specific areas of focus are the implementation of a key account program with selected worldwide buyers of Waterlink product offerings, and our integrated systems effort that is expected to provide more interdivisional cross selling opportunities with certain key customers. Waterlink is also developing sales strategies in regions where we do not currently have a significant presence or wish to increase our opportunities, such as South America, as well as servicing companies competing for municipal privatization contracts in the United States. In the future, we believe these efforts will build Waterlink into a sales, marketing and engineering leader in the industry, focused on profitable growth over the long term.

       Waterlink's new organization is also designed to more efficiently integrate future acquisitions. Waterlink's current capital structure does not support an aggressive acquisition program. Waterlink intends to improve its capital structure through a combination of improved operating performance and access to capital markets, which we expect will enable us to resume our acquisition program. Acquisitions are expected to play a strategic role in Waterlink's future to increase competitiveness, spur revenue and earnings growth, and enhance our total solutions capability.

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

       In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In the future, Waterlink expects that it may receive contracts that are significantly larger than those received by Waterlink historically. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. However, as a result of its strategic plan, Waterlink anticipates that both the dollar volume and number of contracts in its backlog will increase. As of September 30, 1999, Waterlink's total backlog was approximately $53.3 million, consisting of $46.1 million of written purchase orders for capital goods equipment and $7.2 million of firm commitments to purchase recurring revenue products from our specialty products division. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                  FISCAL      FISCAL      FISCAL
                                                   1999        1998        1997
                                                  ------      ------      ------
Net sales                                         100.0%      100.0%      100.0%
Cost of sales                                      68.1        63.3        62.4
                                                  -----       -----       -----
Gross profit                                       31.9        36.7        37.6
Selling, general and administrative expenses       25.6        28.6        28.9
Special charges                                     2.3        16.0         4.1
Amortization                                        1.2         1.4         1.1
                                                  -----       -----       -----
Operating income (loss)                             2.8        (9.3)        3.5
Other income (expense):
  Interest expense                                 (4.6)       (2.6)       (2.0)
  Interest income and other items -- net           (0.0)        0.0         0.4
                                                  -----       -----       -----
Income (loss) before income taxes                  (1.8)      (11.9)        1.9
Income taxes                                        0.6         1.1         0.7
                                                  -----       -----       -----
Income (loss) before extraordinary item            (2.4)      (13.0)        1.2
Extraordinary item, net of tax                       --          --         0.6
                                                  -----       -----       -----
Net income (loss)                                  (2.4)%     (13.0)%       0.6%
                                                  =====       =====       =====

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

       Net Sales. Net sales for the year ended September 30, 1999 were $170,169,000, an increase of $35,002,000 from the prior year. The increase was due to the acquisition of Chemitreat Services, Inc, on March 2, 1998; of Aquafine Engineering Services Limited and Purac Engineering Incorporated in a single transaction on March 25, 1998; and of the specialty products division on June 5, 1998. Waterlink experienced negative internal growth for the year of 11.9%, resulting primarily from significant revenues generated by German-based sales activity and a Utah-based land development wastewater project in the prior year. Excluding these two factors, internal growth would have declined by 3.9% due to the timing of orders at two specific domestic locations. Further, if currency rate fluctuations were excluded, negative internal growth for the nine months would have been 2.5%. Waterlink measures internal growth by comparing each subsidiary's net sales from the months subsequent to their respective acquisition dates during the prior year to those same months in the current year.

       Gross Profit. Gross profit for the year ended September 30, 1999 was $54,226,000, an increase of $4,591,000 from the prior year due to the acquisitions. Gross margin was 31.9% for the 1999 period as compared to 36.7% for 1998. We decided to discontinue the manufacturing processes for our Great Lakes subsidiary product line in favor of utilizing subcontractors. As a result of this decision, during the year ended September 30, 1999, Waterlink recognized $2,137,000 of costs, comprised of $1,191,000 of cost overruns that took place on a contractual obligation and $946,000 of inventory write downs and other costs. Absent the $2,137,000 of costs associated with the exit of the Great Lakes facility, the gross margin would have been 33.1% for the year ended September 30, 1999. The adjusted gross margin of 33.1% is lower than the 36.7% realized in 1998 primarily due to the June 1998 acquisition of the specialty products division, which historically experiences lower margins as compared to other Waterlink divisions.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 1999 were $43,531,000, an increase of $4,892,000 from the prior year. The increase was primarily due to the acquisitions. Selling, general and administrative expenses as a percentage of net sales were 25.6% in 1999 as compared to 28.6% for the prior year. This decrease primarily reflects the costs savings realized from Waterlink's 1999 plan; as well as the impact of the June 1998 acquisition of the specialty products division, which historically experiences a lower percentage of selling, general and administrative expenses as a percentage of sales as compared to other Waterlink divisions. The selling, general and administrative expenses for the year ended September 30, 1999 were increased by a charge of $255,000 from the write off of costs associated with acquisition activity that ceased during the year.

       Special Charges. Special charges of $3,843,000 during the year ended September 30, 1999 related to the following:

       - Continuing costs of $1,593,000 associated with the implementation of Waterlink's 1999 plan, primarily related to termination benefits and facility consolidation costs.

       - In conjunction with our 1999 plan, we determined that we would exit the acquired Bioclear business. During the fourth quarter of fiscal 1998, the assets of Bioclear, primarily related to Bioclear's manufacturing facility located in Winnipeg, Canada, were reduced to their estimated net realizable value. Based on difficulties encountered during the sales process, we further reduced the estimated net realizable value of these remaining assets by $1,300,000.

       - Additional severance benefits of $400,000 were incurred during fiscal 1999 not originally contemplated by the 1999 plan.

       - Additional charges of $550,000 related to severance benefits during fiscal 1999 related to the announced retirement of our chairman of the board.

       During 1998 Waterlink incurred special charges of $21,636,000 related to the following:

       - Waterlink recorded a charge of $2,858,000 primarily related to termination benefits and costs associated with the exiting of certain facilities to implement our 1999 plan.

       - As a result of our decision to exit the Bioclear business, during the fourth quarter of fiscal 1998, Waterlink recorded a non-cash charge of $17,284,000, consisting of $15,967,000 related to the impairment of goodwill associated with the June 1997 acquisition of Bioclear Technology, Inc. and $1,317,000 to write off the cumulative translation adjustment component of Bioclear's equity.

       - Waterlink incurred special charges of $1,494,000, primarily attributable to contractual obligations to our former chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to Waterlink.

       Amortization. Amortization expense for the year ended September 30, 1999 was $2,130,000, an increase of $259,000 from the prior year. The increase was primarily due to the additional goodwill resulting from the fiscal 1998 acquisitions, offset by $322,000 reduction in amortization expense resulting from the exit of Waterlink's Bioclear business during the fourth quarter of fiscal 1998.

       Interest Expense. Interest expense for the year ended September 30, 1999 was $7,857,000, an increase of $4,295,000 from the prior year primarily due to increased borrowings related to Waterlink's fiscal 1998 acquisitions. Interest expense for 1999 includes a primarily non-cash financing charge of $870,000 related to the amortization of the value assigned to warrants issued to purchase up to 283,637 shares of common stock at an exercise price of $0.01 per share.

       Income Taxes. Waterlink recorded income taxes of $1,033,000 on a pre-tax loss of $3,149,000 for the year ended September 30, 1999. This income tax expense was recorded on earnings outside the United States and in certain states domestically.

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

       Net Sales. Net sales for the year ended September 30, 1998 were $135,167,000, an increase of $70,468,000 from the prior year. The increase was due to the timing of the acquisitions completed during fiscal 1998. Waterlink experienced negative internal growth for the year of 10.8%, resulting principally from the timing of orders, exchange rate fluctuations and stronger performance for specific domestic locations during fiscal 1997 that was not duplicated in fiscal 1998.

       Gross Profit. Gross profit for the year ended September 30, 1998 was $49,635,000, an increase of $25,326,000 from the prior year. The increase was primarily due to the acquisitions previously described. Gross margin was 36.7% for 1998 as compared to 37.6% for 1997. Gross margins were impacted in 1998 by the March 1997 acquisition of the nordic water products group and the June 1998 acquisition of the specialty products division, both of which historically experience lower margins as compared to other Waterlink divisions.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended September 30, 1998 were $38,639,000, an increase of $19,956,000 from the prior year. The increase was primarily due to the acquisitions previously described. Selling, general and administrative expenses as a percentage of net sales was 28.6% for 1998 as compared to 28.9% for 1997. This decrease primarily reflects the spreading of selling, general and administrative expenses over a larger revenue base.

       Special Charges. During the year ended September 30, 1998, Waterlink incurred special charges of $21,636,000. These special charges consisted of the following three components:

       - Waterlink recorded a charge of $2,858,000 primarily related to termination benefits and costs associated with the exiting of facilities in connection with the implementation of our 1999 plan.

       - Waterlink recorded a non-cash charge of $17,284,000, consisting of $15,967,000 related to the impairment of goodwill associated with the June 1997 acquisition of Bioclear and $1,317,000 to write off the cumulative translation adjustment component of Bioclear's equity. With regard to the $17,284,000 impairment charge, our 1999 plan includes Waterlink's decision to exit the acquired business of Bioclear. Several factors lead to this decision including:

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

        Having made the decision to exit the business, the remaining goodwill associated with the Bioclear acquisition was not recoverable based on Bioclear's lack of future undiscounted cash flows and was impaired. Once the impairment was determined, Waterlink obtained an independent appraisal of the fair value of the Bioclear business. This appraisal indicated no value for the business above the identified tangible net assets. As a result, Waterlink wrote off the unamortized balance of goodwill of $15,967,000. Since this was deemed to be a substantially complete liquidation of an investment in a foreign entity, Waterlink also wrote off $1,317,000 of the cumulative translation adjustment relating to Bioclear's equity.

      - Waterlink incurred special charges of $1,494,000 primarily attributable to contractual obligations to our former president and chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to Waterlink.

       Waterlink incurred special charges of $2,630,000 for the year ended September 30, 1997 resulting primarily from the issuance at the time of our initial public offering of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of Waterlink pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 was non-cash and the remainder represented cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

       Amortization. Amortization expense for the year ended September 30, 1998 was $1,871,000, an increase of $1,120,000 from the prior year. The increase was primarily due to the goodwill resulting from the acquisitions previously described.

       Interest Expense. Interest expense for the year ended September 30, 1998 was $3,562,000, an increase of $2,281,000 from the prior year. This increase was primarily due to increased borrowings related to the Waterlink's ongoing acquisition program.

       Income Taxes. Waterlink recorded an income tax provision of $1,468,000 on a pre-tax loss of $16,036,000. Waterlink was required to record income tax expense on earnings outside the United States and was also required to record income tax expense in several states domestically. In addition, due to the net operating loss carryforward in the United States, we had to fully reserve for deferred tax assets that had been recorded in the previous year.

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

       For the year ended September 30, 1999, net cash provided by operating activities was $156,000. Long-term borrowings, along with $519,000 of proceeds from the sale of a building, were used to help fund purchases of equipment totaling $1,961,000 and cash outlays related to the purchases of businesses of $2,240,000.

       In the fourth quarter of fiscal 1998, Waterlink's board of directors approved the 1999 plan. The 1999 plan provided for costs associated with the exiting of certain facilities and employee termination costs. Costs associated with this plan totaled $2,858,000 during fiscal 1998 and $1,993,000 for the year ended September 30, 1999. Waterlink also recorded special charges during fiscal 1998 related to the resignation of our chief executive officer who resigned in June 1998. In addition, Waterlink recorded $550,000 of special charges during fiscal 1999 related to the announced retirement of our chairman of the board. With regard to these special charges, approximately $1,439,000 remains reserved for future payment at September 30, 1999, which will be paid over the next two fiscal years.

       Waterlink is in the process of selling and disposing of non-revenue producing assets. A Waterlink-owned facility vacated during fiscal 1998 was sold and the proceeds of $519,000 were received during January 1999. Waterlink is also in the process of selling our land, building and equipment in Winnipeg, Manitoba, Canada, the former site of our Bioclear manufacturing facility. Based on difficulties encountered during the sales process, Waterlink further reduced the estimated net realizable value of these remaining assets held for sale by $1,300,000 to approximately $1,000,000, and recorded this change in accounting estimate during the year ended September 30, 1999. Waterlink expects to sell, at approximately estimated net realizable value, the remaining assets of the Bioclear manufacturing facility during fiscal 2000.

       During fiscal 1998 Waterlink invested in Aquatec Water Systems, Incorporated, a designer and manufacturer of specialized multi-chamber pumps for the pure water industry, in the form of two $700,000 subordinated notes, convertible into approximately 30% of the equity of Aquatec, together with other stock purchase options. Waterlink reached an agreement to sell both notes at their face value of $700,000 each plus interest to a group of investors. Waterlink received $1,375,000 as partial payment for the notes and anticipates receiving the balance of $25,000 during fiscal 2000.

       Acquisitions. Waterlink's current capital structure does not support an aggressive acquisition program. Waterlink's intends to improve its capital structure through a combination of improved operating performance and access to capital markets, which we expect will enable us to resume our acquisition program. Acquisitions are expected to play a strategic role in Waterlink's future to increase competitiveness, spur revenue and earnings growth, and enhance our total solutions capability. The timing, size and success of any acquisition effort and the associated potential capital commitments are unpredictable at this time. As a result of the specialty products division acquisition and the implementation of our 1999 plan, our debt is in excess of our stockholders' equity and we bear the risks associated with increased leverage.

       During the year ended September 30, 1999 Waterlink made additional purchase consideration payments of $2,240,000 related to the achievement of targeted operating results of two of our acquisitions. In addition, additional purchase consideration of $298,000 in connection with one of Waterlink's acquisitions had been earned and recorded as of September 30, 1999, and was paid in October, 1999. These amounts have been recorded as additional goodwill.

       Under the terms of certain of the purchase agreements, Waterlink may be required to make additional purchase consideration payments of up to $1,000,000, contingent upon the achievement of specified operating results during fiscal 2000. Any additional purchase consideration payments will be treated as additional goodwill for accounting purposes.

       Credit Availability. Waterlink's credit facilities are comprised of (1) a $76,000,000 domestic facility with Bank of America National Trust & Savings Association as agent, which expires on May 19, 2003 and (2) separate facilities aggregating approximately $6,500,000 at three of its overseas subsidiaries. The credit facilities will be utilized to primarily fund operating activities of Waterlink and, to a lesser extent, fund future acquisitions.

       Prior to the amendment mentioned below, $2,600,000 of borrowings was made available to Waterlink as the result of third party guarantees. In connection with assisting in the process of improving our capital structure, these third party guarantees were provided by Brantley Venture Partners III, L.P. in the amount of $2,300,000, and by the three executive officers of Waterlink totaling $300,000.

       Waterlink granted the guarantors warrants to purchase, in the aggregate, up to 283,637 shares of Waterlink common stock at an exercise price of $.01 per share. Of the 283,637 warrants, 125,000 were issued at the time the guarantees were issued and the remaining 158,637 warrants were issued on September 28, 1999, the date of shareholder approval for the remaining warrants. The warrants are immediately exercisable and expire if unexercised in five years. The number of warrants granted to each guarantor was based on their proportionate share of the $2,600,000 in guarantees.

       Effective with the sale of 6,300,000 shares of Waterlink common stock at $2.725 per share on October 5, 1999, Waterlink entered into an amendment of our domestic facility waiving certain financial covenants that were not satisfied at September 30, 1999. The waiver remains effective until December 31, 1999, assuming Waterlink realizes not less than $750,000 of operating income for each of the months of October, November and December 1999. At December 31, 1999 Waterlink will be required to be in compliance with certain financial covenants on a quarterly basis as defined in the amendment. The net proceeds from the sale of common stock were used to repay a portion of the domestic credit facility. After giving effect to the repayment, availability for future borrowings upon effectiveness of the amendment under the credit facilities is approximately $8,925,000. Availability for future borrowings may increase or decrease based on the pro forma operating performance of Waterlink.

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

       Waterlink also has in place a $2,570,000 credit facility with Royal Bank of Canada to fund Canadian working capital requirements including banker's acceptances and letters of credit. Interest rates are negotiated on an individual borrowing basis and are related to the Royal Bank of Canada's prime rate. At September 30, 1999 the Canadian credit facility was fully utilized. Borrowings under the Canadian credit facility are payable upon demand and are guaranteed by the real and personal property of Waterlink's Bioclear facility.

       Waterlink believes that through the end of fiscal 2000, sufficient funds for our working capital needs, additional cash requirements of the 1999 plan and other special charges and additional contingent consideration payments related to acquisitions will be provided by:

       - future cash flow from operations

       - borrowings under its credit facilities

       - issuance of subordinated indebtedness, common stock, preferred stock and seller financing incurred in connection with future financings or acquisitions

       - the sale of certain non-revenue producing assets

       Market Risk. Waterlink's earnings are affected by changes in interest rates charged on our domestic facility. If the market rates for borrowings increased by 1% on our domestic facility, the impact would be an increase to interest expense of $665,000 with a corresponding decrease to income before income taxes. This amount was determined by considering the impact of hypothetical interest rates on the balance of Waterlink's domestic facility at September 30, 1999, after giving effect to the $16,222,000 of net proceeds generated by the sale of 6,300,000 shares of common stock on October 5, 1999, as well as the payment of the $1,600,000 notes payable to the former shareholders of MEVA that occurred on October 8, 1999. This analysis does not consider the effects of the overall economic environment associated with such a change nor does it assume any change to Waterlink's current financial structure. During fiscal 1998 Waterlink entered into an interest rate swap agreement to modify the characteristics of the domestic facility, which fixed Waterlink's LIBOR based rate at 5.25% on a notional amount of $75,000,000. On September 30, 1999 this agreement was sold for a nominal gain.

       Waterlink also has exposure to currency rate fluctuations related primarily to the purchases of inventory and the collection of accounts receivable. Waterlink continues to utilize a limited number of foreign exchange instruments, primarily forward contracts, to manage this exposure. Waterlink had no significant hedging contracts outstanding at September 30, 1999.

       Year 2000. The year 2000 issue, as widely reported, could cause malfunctions in certain computer-related applications with respect to dates on or after January 1, 2000. These malfunctions could relate to Information Technology, IT, or non-IT environments. Due to Waterlink's decentralized IT environments, individual assessments, in accordance with Waterlink's year 2000 program, have been conducted at Waterlink's operating companies. Collectively, these assessments indicate that Waterlink's exposure to this segment of the year 2000 issue is not significant as Waterlink does not extensively rely on IT systems which require modification. Waterlink's externally developed system issues have been assessed company-wide through inquiry of external vendors and testing procedures where necessary. The appropriate upgrades, if required, have been (or are scheduled to be) attained in order to make these systems year 2000 compliant. Waterlink has tested internally developed software systems where applicable and has developed programs to make these systems year 2000 compliant. Testing of upgraded or modified systems has begun at Waterlink's various operating units. Results of these testing procedures, which will be completed by December 31, 1999, are incomplete.

       The year 2000 program also addresses issues related to non-IT environments. Collectively, these assessments indicate that Waterlink's exposure to this segment of the year 2000 issue is not significant due to Waterlink's limited manufacturing operations and related capital equipment needs. Waterlink's operating equipment has been assessed through inquiry of external manufacturers and internal testing procedures. Remediation efforts have begun where necessary. Collectively, Waterlink will complete and test remediated assets by December 31, 1999.

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

       Waterlink has primarily utilized internal resources to assess, test, remediate and implement software and equipment related to the year 2000. The total cost of our year 2000 program, excluding employee salaries, is estimated at $400,000, primarily attributable to software upgrades and modifications. Waterlink has incurred approximately $375,000 related to the various phases of its year 2000 program through September 30, 1999.

       We believe that we have a program established to resolve the year 2000 issue in a timely manner. Waterlink's year 2000 program has not been completed. In the event Waterlink does not complete its remaining year 2000 procedures, we believe under a worst case scenario, certain functions may be interrupted. Waterlink does not have a formal contingency plan established if all phases of its year 2000 program are not completed. However, appropriate actions, such as interim manual information systems, will be instituted to mitigate such interruption. In addition, disruptions in the economy generally resulting from unresolved year 2000 issues could also materially adversely affect Waterlink. The potential liability and loss of revenue from these issues is not determinable.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement will require, among other things, that all derivatives be recorded on the balance sheet at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which makes SFAS No. 133 effective for Waterlink beginning October 1, 2000. Waterlink does not expect the adoption of this statement to have a material effect on our financial statements.

FORWARD-LOOKING STATEMENTS

       With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

       - changes in world economic conditions, including

                 i. instability of governments and legal systems in countries in which Waterlink conducts business
                ii.  significant changes in currency valuations
               iii.  recessionary environments
                iv. year 2000 compliance issues relating to Waterlink's programs and external parties, including suppliers and customers
                 v.  the effects of military conflicts

       - changes in customer demand and timing of orders as they affect sales and product mix, including

                 i.  the effect of strikes at customer's facilities
                ii.  variations in backlog
               iii.  the impact of changes in industry business cycles
                iv.  changes in environmental laws

       - competitive factors, including

                 i.  changes in market penetration
                ii.  introduction of new products by existing and new competitors

       - changes in operating costs, including

                 i. changes in Waterlink's and its subcontractors' manufacturing processes
                ii. changes in costs associated with varying levels of operations
               iii.  changes resulting from different levels of customers demands
                iv.  effects of unplanned work stoppages
                 v.  changes in cost of labor and benefits
                vi.  the cost and availability of raw materials and energy

       - the degree of success of Waterlink's strategic plan

       - unanticipated litigation, claims or assessments

       Our Quarterly Results of Operations Could Fluctuate Significantly Which Could Result in Defaults Under Our Bank Credit Agreement and in Volatility in the Market Price of Our Common Stock. We need to finalize complicated contracts and orders with our customers before we produce our revenues. Often, the timing of those contracts and orders is also subject to our customers receiving financing, various permits and other aspects outside our control. A delay in finalizing any of these contracts could have a significant negative impact on our operating results in any fiscal quarter. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not necessarily be relied upon as indicators of our future performance. Since some of our financial covenants in our bank credit agreement are based on quarterly results, these fluctuations could result in our needing to negotiate amended terms or being in default of our bank credit agreement. Also, these fluctuations in our quarterly results could lead to our failure to meet expectations of securities analysts and investors and could seriously harm the market price of our common stock. Quarterly operating results have varied significantly in the past and will likely vary significantly in the future.

       Our Substantial Amount of Debt Could Limit Our Growth and Imposes Restrictions on Our Business. We have incurred substantial indebtedness. Our level of debt and our recent operating performance, including the impact of special charges to our income, limit our ability to:

       - obtain additional financing to fund our strategy, capital expenditures, acquisitions and other general corporate purposes;

       - use operating cash flow in other areas of our business since we must dedicate a substantial portion of these funds to pay interest and retire debt; and

       - react to changing market conditions and economic downturns.

       At September 30, 1999, our total indebtedness was $89,917,000. On October 5, 1999, Waterlink sold 6,300,000 shares of common stock in a registered offering at a price of $2.725 per share, which resulted in the aggregate net proceeds of approximately $16,222,000. After the repayment of a portion of this debt from the sale of 6,300,000 shares of common stock, this total indebtedness is reduced to $71,695,000.

       Our debt agreements contain numerous financial and operating covenants that limit our discretion which respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to:

       - incur additional indebtedness, both under the bank credit agreement and other debt agreements;

       - merge or consolidate with other entities;

       - make acquisitions;

       - repay our obligations; and

       - pay dividends and other distributions.

       We Have a Limited Combined Operating History and are Still in the Process of Integrating Those Acquisitions That We Have Completed. We were formed in December 1994 and have grown principally through the acquisition of existing businesses. Our success depends, in part, on our ability to integrate the operations of our various businesses, including centralizing some functions to achieve cost savings and developing programs and processes that will promote cooperation in the sharing of opportunities and resources among our businesses. Our 1999 plan and our restructured organization are intended to continue to promote our ongoing integration process. Our management group has been assembled for only a relatively short time with several key managers, sales and engineering personnel joining us within the last two fiscal years.

       The Demand for Our Products is Cyclical. Much of our water purification and wastewater equipment requires significant capital expenditures by our customers. As such, the timing of customer purchases from us is affected by various economic factors, including interest rate and business cycle fluctuations, the timing and process of government funding and the setting of rates by regulators, all of which are beyond our control. The cyclical nature of capital equipment sales could have an adverse affect on our revenues and profitability in general and on our revenues and profitability in any particular quarterly financial reporting period.

       Our Industry is Highly Competitive. Our industry, the water purification and wastewater treatment industry, is fragmented and highly competitive due to the large number of businesses within certain product areas. We compete with many companies, several of which have greater market penetration, depth of product line, resources and access to capital, which could be competitive advantages in securing projects. While we believe we are well positioned to deliver technology and services at a fair price, some of our competitors have developed product and service integration capabilities beyond our current scope.

       We are Dependent on Key Personnel. Our business depends on our ability to hire and retain our executive officers and senior management. Our business could be adversely affected if for any reason any of our executive officers or senior managers cease to be employed by us. In addition, we will be dependent on the senior managers of any significant businesses we may acquire in the future and on our ability to attract and retain qualified managers to support our internal expansion.

       The Current Members of Our Board of Directors and Management Own Approximately 20.4% of Our Common Stock and Can Exercise Significant Influence over Our Affairs. Also, Several Institutional Investors Own Substantial Percentages of Our Common Stock. At October 31, 1999, our current directors and management own or control, in the aggregate, approximately 20.4% of our common stock. In addition, several large institutional investors own or control a significant percentage of our common stock. Accordingly, these individuals and institutional investors, if acting together or even alone, can exercise significant influence over our affairs including the election of our directors, appointment of our management and approval of actions requiring the approval of our stockholders, which may include the adoption of amendments to our certificate of incorporation, the approval of mergers or sales of all or substantially all our assets, and similar items. The concentration of voting power of these stockholders, if they act together, could, under certain circumstances, have the effect of delaying or preventing a change in control of Waterlink.

       Our Foreign Operations Are Subject to Political and Economic Risks and We May Be Adversely Affected by Foreign Currency Fluctuation. We sell a substantial proportion of our systems, equipment and services in Western Europe, Latin America and other regions outside the United States. Also, a number of our divisions operate outside of the United States. Our net sales outside the United States were approximately 48.8% of our net sales for the year ended September 30, 1999. Political, economic, regulatory and social conditions in foreign countries in which we operate may change. Risks associated with sales and operations in foreign countries include risks of:

       - war

       - expropriation or nationalization of assets

       - renegotiation or nullification of existing contracts

       - changing political conditions

       - changing laws and policies affecting trade, taxation and investment

       - overlap of different tax structures

       - the general hazards associated with the assertion of sovereignty over certain areas in which operations are conducted

       Because our reporting currency is the United States dollar, our operations outside the United States sometimes face the additional risks of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. We are subject to the impact of foreign currency fluctuations and exchange rate charges on our reporting for results from those operations in our financial statements.

       We May Be Subject to Liability Under Environmental Laws. In the United States, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and comparable state laws, impose liability without fault for the releases of hazardous substances into the environment. Potentially responsible parties include (a) owners and operators of a site, (b) parties which create the hazardous substances released at a site, and (c) parties which arrange for the transportation or disposal of hazardous substances. We could face claims by governmental authorities, private individuals and other persons alleging that hazardous substances were released during the treatment process or from the use or disposal of end products and by-products of the treatment process in violation of law. We are also subject to environmental laws in countries outside the United States where we operate or in which our customers are located. These requirements and their enforcement may vary by country but in general prescribe standards for the protection of human health, safety and the environment.

       Changes in Environmental Laws Could Affect Our Business. Federal, state, local and foreign environmental laws and regulations impose substantial standards for properly purifying water and treating wastewater, and impose liabilities for noncompliance. Environmental laws and regulations are, and will continue to be, a significant factor affecting our ability to sell our solutions, systems and equipment. To the extent that demand for our solutions, systems and equipment is created by the need to comply with environmental laws and regulations, any modification of the standards imposed by these laws and environmental laws and regulations may reduce demand for our products and services, thereby adversely affecting our business and prospects.

       Our Long-Term Growth Strategy Is Dependent on Completing
Acquisitions. Over the long-term, we intend to grow significantly by acquiring other businesses. Our current capital structure does not support an aggressive acquisition program. We intend to use a combination of our common stock, cash and debt obligations to make these future acquisitions. The extent to which we are able to use our common stock for this purpose will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. To the extent we are unable to use our common stock to make acquisitions, our ability to grow may be limited to funds from internally generated cash flow over and above our other cash needs and our ability to incur additional indebtedness. Our current capital structure may make it more difficult for us to borrow money to use for acquisitions.

       An acquisition strategy such as ours involves risks inherent in assessing the values, strengths, weaknesses and profitability of acquisition candidates. Historically, we have been successful in identifying potential acquisition candidates. As consolidation continues in the industry, the prices for attractive acquisition candidates may be higher than we have paid and may make an acquisition strategy for growth less viable.

       Our Business is Subject to Potential Warranty and Performance Guarantee Claims. Some of our customers require us to guarantee that our services and products will be of a specified level of quality or performance. If a product or service fails to attain that level of quality or performance, we could incur significant financial penalties.

         We Face Many Unknown Risks Associated with Year 2000 Problems. Many currently installed computer systems and software products are dependant upon internal calendars coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish dates after the beginning of year 2000 from those before. While we believe that we have a program established to resolve the year 2000 issue in a timely manner in our computer systems, we may not have resolved all issues. Also, we depend on third parties, including suppliers, subcontractors and customers, for the operation of our day-to-day business. If they fail to correct their year 2000 problems, failures or interruptions to our business may occur, resulting in significant financial and other problems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Provisions of Our Corporate Documents Could Delay or Prevent a Change in Control of Waterlink. Our certificate of incorporation and bylaws contain certain provisions which may have anti-takeover effects and may discourage, delay, or prevent a takeover attempt that a stockholder might consider in his best interest. These documents allow our board of directors to authorize the issuance of preferred stock, which could adversely affect the voting and other rights of the holders of our common stock, provide that our directors are classified into three classes with staggered terms, and contain a "fair price provision" which imposes restrictions in the event of certain business combinations.

ITEM 7(A).  QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

       The disclosures required under this item are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21-22.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   29
Consolidated Balance Sheets at September 30, 1999 and
  1998......................................................   30
Consolidated Statements of Operations for the years ended
  September 30, 1999, 1998 and 1997.........................   32
Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 1999, 1998 and 1997.............   33
Consolidated Statements of Cash Flows for the years ended
  September 30, 1999, 1998 and 1997.........................   34
Notes to Consolidated Financial Statements..................   35

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Waterlink, Inc.

       We have audited the accompanying consolidated balance sheets of Waterlink, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waterlink, Inc. and subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

Canton, Ohio
November 8, 1999

                        WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (In thousands,
                                                               except share data)
ASSETS
Current assets:
  Cash and cash equivalents                                   $  1,734    $  3,925
  Trade accounts receivable, less allowance of $1,376 in
     1999 and $1,266 in 1998                                    37,883      29,906
  Other receivables                                              2,163       2,757
  Inventories                                                   23,761      22,160
  Costs in excess of billings                                   18,641      17,195
  Refundable income taxes                                           --         840
  Other current assets                                           3,198       3,111
                                                              --------    --------
Total current assets                                            87,380      79,894
Property, plant and equipment, at cost:
  Land, building and improvements                                3,022       4,095
  Machinery and equipment                                        8,501       8,293
  Office equipment                                               3,271       2,899
                                                              --------    --------
                                                                14,794      15,287
  Less accumulated depreciation                                  2,660       1,557
                                                              --------    --------
                                                                12,134      13,730
Other assets:
  Goodwill, net of amortization of $4,244 in 1999 and $2,555
     in 1998                                                    77,777      79,936
  Patents, net of amortization of $336 in 1999 and $217 in
     1998                                                        1,316       1,408
  Other assets                                                   6,788       8,593
                                                              --------    --------
                                                                85,881      89,937
                                                              --------    --------
Total assets                                                  $185,395    $183,561
                                                              ========    ========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (In thousands,
                                                               except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade                                   $ 22,197    $ 15,133
  Accrued expenses                                              16,266      18,881
  Additional purchase consideration payable                        298       1,000
  Billings in excess of cost                                     4,022       3,392
  Accrued income taxes                                           1,360       1,158
  Deferred income taxes                                            160         164
  Current portion of long-term obligations                       8,218       9,429
                                                              --------    --------
Total current liabilities                                       52,521      49,157
Long-term obligations:
  Long-term debt                                                78,449      73,639
  Convertible subordinated notes -- related parties              3,250       4,250
  Other                                                          1,189       1,637
                                                              --------    --------
                                                                82,888      79,526
Shareholders' equity:
  Preferred Stock, $.001 par value, authorized 10,000,000
     shares, none issued and outstanding                            --          --
  Common Stock, voting, $.001 par value
  Authorized -- 40,000,000 shares
  Issued and outstanding -- 12,635,861 shares in 1999 and
     12,225,604 shares in 1998                                      13          12
  Additional paid-in capital                                    73,781      71,973
  Accumulated other comprehensive income (loss)                 (2,288)        231
  Accumulated deficit                                          (21,520)    (17,338)
                                                              --------    --------
Total shareholders' equity                                      49,986      54,878
                                                              --------    --------
Total liabilities and shareholders' equity                    $185,395    $183,561
                                                              ========    ========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                             YEAR ENDED SEPTEMBER 30,
                                                       -------------------------------------
                                                          1999          1998         1997
                                                       ----------    ----------    ---------
                                                       (In thousands, except per share data)
Net sales                                               $170,169      $135,167      $64,699
Cost of sales                                            115,943        85,532       40,390
                                                        --------      --------      -------
Gross profit                                              54,226        49,635       24,309

Selling, general and administrative expenses              43,531        38,639       18,683
Special charges                                            3,843        21,636        2,630
Amortization                                               2,130         1,871          751
                                                        --------      --------      -------
Operating income (loss)                                    4,722       (12,511)       2,245

Other income (expense):
  Interest expense                                        (7,857)       (3,562)      (1,281)
  Interest income and other items--net                       (14)           37          263
                                                        --------      --------      -------
Income (loss) before income taxes                         (3,149)      (16,036)       1,227
Income taxes                                               1,033         1,468          470
                                                        --------      --------      -------
Income (loss) before extraordinary item                   (4,182)      (17,504)         757

Extraordinary item, net of income taxes of $257               --            --         (385)
                                                        --------      --------      -------
Net income (loss)                                       $ (4,182)     $(17,504)     $   372
                                                        ========      ========      =======

Earnings (loss) per common share:
  Basic:
     Income (loss) before extraordinary item            $  (0.33)     $  (1.46)     $  0.15
     Extraordinary item                                       --            --        (0.08)
                                                        --------      --------      -------
                                                        $  (0.33)     $  (1.46)     $  0.07
                                                        ========      ========      =======
  Assuming dilution:
     Income (loss) before extraordinary item            $  (0.33)     $  (1.46)     $  0.10
     Extraordinary item                                       --            --        (0.05)
                                                        --------      --------      -------
                                                        $  (0.33)     $  (1.46)     $  0.05
                                                        ========      ========      =======
Weighted average common shares outstanding:
  Basic                                                   12,556        12,007        4,924
  Assuming dilution                                       12,556        12,007        7,804

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                               ACCUMULATED                     TOTAL
                                                 ADDITIONAL       OTHER                     SHAREHOLDERS
                                        COMMON    PAID-IN     COMPREHENSIVE   ACCUMULATED      EQUITY
                                        STOCK     CAPITAL     INCOME (LOSS)     DEFICIT      (DEFICIT)
                                        ------   ----------   -------------   -----------   ------------
                                                       (In thousands, except share data)
YEAR ENDED SEPTEMBER 30, 1997
Balance at October 1, 1996               $  2     $  2,611                     $    (206)    $   2,407
Net income                                                                           372           372
Foreign currency translation
  adjustments                                                   $    (44)                          (44)
                                                                                             ---------
Comprehensive income                                                                               328
Conversion of subordinated notes --
  600,000 shares                            1        2,516                                       2,517
Issuance of 481,830 shares in
  connection with acquisition of
  subsidiaries                              1        4,843                                       4,844
Sale of 5,175,000 shares in connection
  with the initial public offering and
  the exercise of the underwriters
  overallotment                             5       49,935                                      49,940
Conversion of 3,250,000 shares of
  Preferred Stock into Common Stock         3        8,497                                       8,500
Issuance of warrants in connection
  with debt agreements                                 413                                         413
Exercise of 399,500 stock options                      583                                         583
Other                                                1,341                                       1,341
                                         ----     --------      --------       ---------     ---------
Balance at September 30, 1997              12       70,739           (44)            166        70,873
YEAR ENDED SEPTEMBER 30, 1998
Net loss                                                                         (17,504)      (17,504)
Foreign currency translation
  adjustments                                                        275                           275
                                                                                             ---------
Comprehensive loss                                                                             (17,229)
Exercise of 275,966 stock options and
  warrants                                             912                                         912
Issuance of 42,384 shares in
  connection with the employee stock
  purchase plan                                        396                                         396
Issuance of 928 shares in connection
  with acquisitions                                     16                                          16
Other                                                  (90)                                        (90)
                                         ----     --------      --------       ---------     ---------
Balance at September 30, 1998              12       71,973           231         (17,338)       54,878
YEAR ENDED SEPTEMBER 30, 1999
Net loss                                                                          (4,182)       (4,182)
Foreign currency translation
  adjustments                                                     (2,519)                       (2,519)
                                                                                             ---------
Comprehensive loss                                                                              (6,701)
Conversion of subordinated notes for
  410,257 shares                            1          999                                       1,000
Issuance of warrants in connection
  with guaranty of senior indebtedness                 820                                         820
Other                                                  (11)                                        (11)
                                         ----     --------      --------       ---------     ---------
Balance at September 30, 1999            $ 13     $ 73,781      $ (2,288)      $ (21,520)    $  49,986
                                         ====     ========      ========       =========     =========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           YEAR ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                         1999        1998        1997
                                                        -------    --------    --------
                                                                (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                       $(4,182)   $(17,504)   $    372
Adjustments to reconcile net income (loss) to net cash
 used by operating activities:
  Extraordinary item                                         --          --         385
  Non-cash portion of special charges                     3,053      17,378       1,138
  Deferred income taxes (credit)                            542         667        (503)
  Depreciation and amortization                           3,994       3,326       1,229
  Changes in working capital:
     Accounts receivable                                 (7,916)      6,128      (8,951)
     Inventories                                         (2,681)     (2,583)       (827)
     Cost in excess of billings                          (1,788)     (7,224)        (13)
     Refundable income taxes                                840        (205)       (123)
     Other assets                                         2,092      (8,155)        462
     Accounts payable                                     7,326         195       2,265
     Accrued expenses                                    (2,031)      1,693           5
     Billings in excess of cost                             684      (3,284)     (2,725)
     Accrued income taxes                                   223         115         578
                                                        -------    --------    --------
Net cash provided (used) by operating activities            156      (9,453)     (6,708)

INVESTING ACTIVITIES
Purchases of equipment                                   (1,961)     (2,261)     (1,072)
Proceeds from sale of building                              519          --          --
Purchases of subsidiaries, net of cash acquired          (2,240)    (53,430)    (42,597)
                                                        -------    --------    --------
Net cash used in investing activities                    (3,682)    (55,691)    (43,669)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                        5,306      66,709      33,110
Payments on long-term borrowings                         (2,470)     (1,417)    (30,866)
Proceeds from sale of Common Stock                           --       1,308      50,523
                                                        -------    --------    --------
Net cash provided by financing activities                 2,836      66,600      52,767
Effect of exchange rate changes on cash                  (1,501)        (13)        (27)
                                                        -------    --------    --------
Increase (decrease) in cash and cash equivalents         (2,191)      1,443       2,363

Cash and cash equivalents at beginning of year            3,925       2,482         119
                                                        -------    --------    --------
Cash and cash equivalents at end of year                $ 1,734    $  3,925    $  2,482
                                                        =======    ========    ========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

--------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Waterlink, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

       FISCAL YEAR END -- The Company's fiscal year ends on September 30th. References in the notes to the financial statements to the years 1999, 1998 and 1997 refer to the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

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

       Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different regions and industries. The Company grants credit to customers based on an evaluation of their financial condition and collateral is generally not required. Notes receivable aggregating approximately $2,600,000 from two customers are classified in other long-term assets and are collateralized. Losses from credit sales are provided for in the financial statements and have historically been within management's expectations.

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

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       GOODWILL -- Goodwill represents costs in excess of net assets of acquired businesses which are amortized using the straight-line method over a period of 40 years. The Company evaluates the realizability of goodwill based on the undiscounted cash flows of the applicable businesses acquired over the remaining amortization period. Should the review indicate that goodwill is not recoverable, the Company's carrying value of goodwill would be reduced by the estimated shortfall of the cash flows. In addition, the Company assesses long-lived assets for impairment under Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable (see Note
7).

       FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in shareholders' equity. Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments in all periods presented. Foreign currency gains and losses resulting from transactions are included in the results of operations and amounted to a net gain of $213,000 in 1999, $91,000 in 1998 and $167,000 in 1997.

       EARNINGS (LOSS) PER SHARE -- Earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Earnings per share -- assuming dilution is computed by dividing net income by the weighted-average number of common shares outstanding adjusted for any dilutive impact of potential common shares for options, warrants, convertible subordinated debt and convertible redeemable preferred stock.

       USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Statement will require, among other things, that all derivatives be recorded on the balance sheet at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which makes SFAS No. 133 effective for the Company beginning October 1, 2000. The Company does not expect the adoption of this Statement to have a material effect on the Company's financial statements.

       RECLASSIFICATIONS -- Certain amounts reported in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

2.   ACQUISITIONS

       During fiscal 1998, the Company completed three acquisitions. On March 2, 1998 the Company purchased Chemitreat Services, Inc. ("C'treat"), which designs and manufactures pure watermakers for use in the global offshore energy industry, for approximately $5,000,000. The purchase price

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

consists of $2,750,000 in cash and $2,250,000 in convertible subordinated notes. On March 25, 1998, the Company acquired Aquafine Engineering Services Limited ("AES") and Purac Engineering Incorporated ("Purac") in a single transaction for approximately $7,572,000 in cash. AES designs and manufactures industrial and municipal water and wastewater systems and solutions principally for the United Kingdom market. Purac designs water and wastewater systems principally for the United States municipal market. On June 5, 1998, the Company acquired Barnebey & Sutcliffe Corporation ("Barnebey"), Sutcliffe Speakman Carbons Limited ("Carbons") and Sutcliffe Croftshaw Limited ("Croftshaw") in a single transaction for approximately $45,000,000 in cash. Barnebey is located in the United States and Carbons and Croftshaw are located in the United Kingdom. These three companies ("Specialty Products Division") design, manufacture and market products and services utilizing activated carbon for separation, concentration and purification of water, liquid and gases. The aggregate purchase price of the 1998 acquisitions included approximately $35,704,000 of goodwill (C'treat--$4,288,000; AES/Purac--$3,236,000; and Specialty Products Division--$28,180,000), which is being amortized on a straight-line basis over 40 years.

       During fiscal 1997, the Company completed five acquisitions of companies that design and produce water and wastewater treatment systems. The Nordic Water Products Group ("Nordic Group") was purchased effective March 5, 1997 for approximately $11,256,000, consisting of $10,721,000 in cash and $535,000 of seller notes. Bioclear Technology, Inc. ("Bioclear") and Lanco Environmental Products, Inc. ("Lanco") were purchased effective June 27, 1997. The purchase price for Bioclear was approximately $20,391,000, which consisted of $14,488,000 in cash, $2,285,000 of assumed debt and 328,947 shares of Common Stock valued at $11 per share. Lanco was purchased for $2,200,000 in cash. Mellegard V.A. Maskiner AB ("Meva") was purchased effective September 12, 1997 for approximately $8,638,000, consisting of $6,967,000 in cash and $1,671,000 of seller notes. Hycor Corporation ("Hycor") was purchased effective September 30, 1997 for approximately $17,002,000, consisting of $13,500,000 in cash, $2,250,000 in convertible subordinated notes, $502,000 of assumed debt and 41,095 shares of Common Stock at $18.25 per share. The aggregate purchase price of the 1997 acquisitions included approximately $47,207,000 of goodwill (Nordic Group -- $5,878,000; Bioclear -- $17,849,000; Lanco -- $1,907,000;
Meva -- $6,702,000 and Hycor -- $14,871,000), which is being amortized on a straight-line basis over 40 years. During fiscal 1998, the Company made the decision to exit the Bioclear business due to the lack of order inflow and proposal opportunities, the unreliability of Bioclear's niche market, and the turnover in upper management of Bioclear. As a result of the Company's decision to exit the business, the unamortized balance of Bioclear goodwill was written off as part of the special charges to operations discussed in Note 7.

       All of the acquisitions were accounted for as purchases. The consolidated statements of operations of the Company include the results of operations of the acquired businesses for the period subsequent to the effective date of these acquisitions.

       Under the terms of certain of the purchase agreements, the Company may be required to make additional purchase consideration payments of up to $1,000,000, contingent upon the achievement of specified operating results during fiscal 2000. Any such additional purchase consideration payments will be treated as additional goodwill for accounting purposes.

       The following unaudited pro forma information for 1998 presents the consolidated results of operations of the Company assuming the acquisitions discussed above were completed on October 1, 1997. Actual results for 1999 are presented for comparative purposes.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                              1999          1998
                                                           ----------    ----------
                                                           (In thousands except per
                                                                 share data)
Net sales                                                   $170,169      $183,521
  Operating income (loss)                                      4,722        (8,443)
  Loss before taxes and extraordinary item                    (3,149)      (14,617)
  Net loss                                                    (4,182)      (16,360)
  Net loss per common share -- basic                        $  (0.33)     $  (1.36)
  Net loss per common share -- assuming dilution            $  (0.33)     $  (1.36)

       The pro forma results of operations are not indicative of the actual results of operations that would have occurred had the acquisitions been made on the date indicated, or the results that may be obtained in the future. The 1999 actual results of operations reflect several non-recurring charges totaling $7,105,000. Of this amount, $3,843,000 was classified as special charges (see
Note 7); $870,000 is included in interest expense (see Note 5); $2,137,000 relates to the exit of a manufacturing facility is included in cost of sales, and $255,000 relates to the write off of costs associated with certain acquisition activity that was ceased during 1999 that was classified in selling, general and administrative expense. Pro forma operating results for the year ended September 30, 1998 reflect $21,636,000 of special charges as described in
Note 7.

3.   INVENTORIES

       Inventories consisted of the following:

                                                               SEPTEMBER 30,
                                                             ------------------
                                                              1999       1998
                                                             -------    -------
                                                               (In thousands)
Raw materials and supplies                                   $13,836    $11,843
  Work in process                                              4,394      3,500
  Finished goods                                               5,531      6,817
                                                             -------    -------
                                                             $23,761    $22,160
                                                             =======    =======

4.   CONTRACT BILLING STATUS

       Information with respect to the billing status of contracts in process is as follows:

                                                               SEPTEMBER 30,
                                                             ------------------
                                                              1999       1998
                                                             -------    -------
                                                               (In thousands)
Contract costs incurred to date                              $64,062    $57,435
  Estimated profits                                           25,439     24,497
                                                             -------    -------
  Contract revenue earned to date                             89,501     81,932
  Less billings to date                                       74,882     68,129
                                                             -------    -------
  Cost and estimated earnings in excess of billings, net     $14,619    $13,803
                                                             =======    =======

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       The above amounts are included in the accompanying consolidated balance sheet as:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       1998
                                                            --------    -------
                                                              (In thousands)
Costs in excess of billings                                 $ 18,641    $17,195
  Billings in excess of costs                                  4,022      3,392
                                                            --------    -------
                                                            $ 14,619    $13,803
                                                            ========    =======

       Amounts receivable include retainage which has been billed, but is not due pursuant to retainage provisions in construction contracts until completion of performance and acceptance by the customer. This retainage aggregated $2,188,000 at September 30, 1999 and $1,411,000 at September 30, 1998.
Substantially all retained balances are collectible within one year.

5.   LONG-TERM OBLIGATIONS

       Long-term obligations consisted of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       1998
                                                            --------    -------
                                                              (In thousands)
LONG-TERM DEBT
     Revolving credit agreements with a bank, due May 19,
        2003. Interest is payable monthly at designated
        variable rates (average rate of 8.17% at September
        30, 1999)                                           $ 32,269    $43,000
     Term note payable to a bank, quarterly payments
        ranging from $500,000 in December 1999 to
        $2,500,000 in March 2003, with the balance due
        upon maturity on May 19, 2003. Interest is payable
        quarterly at variable rates (average rate of 8.42%
        at September 30, 1999)                                48,836     35,000
     Note payable to a bank, in monthly installments of
        $187,500 beginning in January 2000, with the
        balance due at maturity on September 25, 2000.
        Interest is payable at maturity ( 9.25% at
        September 30, 1999)                                    2,570      2,535
     Other notes payable to various parties                    1,392        862

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       1998
                                                            --------    -------
                                                              (In thousands)
CONVERTIBLE SUBORDINATED NOTES -- RELATED PARTIES
     Note payable to former shareholders of Meva. Interest
        accrues at 3% per annum and is payable on a
        quarterly basis.                                       1,600      1,671
     Note payable to a former shareholder of Hycor, due
        October 1, 2000. Interest accrues at 6.06% per
        annum and is payable on a quarterly basis.             1,000      2,000
     Note payable to former shareholders of C'treat, due
        March 2, 2001. Interest accrues at 5.54% per annum
        and is payable on a quarterly basis.                   2,250      2,250
                                                            --------    -------
                                                              89,917     87,318
  Less current maturities                                      8,218      9,429
                                                            --------    -------
                                                            $ 81,699    $77,889
                                                            ========    =======

       Future maturities of long-term obligations for the five years subsequent to September 30, 1999 are as follows: 2000--$8,218,000; 2001--$11,702,000;
2002--$10,070,000; 2003--$59,675,000 and 2004--$77,000.

       Interest paid approximated $7,467,000 in 1999, $2,758,000 in 1998 and $1,605,000 in 1997.

       The Company's senior credit facilities are comprised of a domestic credit facility with Bank of America National Trust & Savings Association as agent, and three separate facilities at overseas locations. During the last quarter of 1999, the Company entered into two amendments of its domestic credit facility, the fifth and sixth amendments. In connection with the fifth amendment, a significant stockholder and the three executive officers of the Company guaranteed the repayment in the aggregate of up to $2,600,000 of outstanding indebtedness. In consideration for these guarantees, warrants to purchase, in the aggregate, up to 283,637 shares of Common Stock were issued at an exercise price of $0.01 per share. The warrants are immediately exercisable and expire if unexercised after five years. The guarantees expired on October 5, 1999 upon the completion of the sale of 6,300,000 shares of Common Stock as described in Note
16. The value of these warrants, plus costs associated with their issuance, totaling approximately $870,000, was amortized over the guarantee period and is included in interest expense for the year ended September 30, 1999. The fifth amendment also waived certain financial covenants that were not satisfied at June 30, 1999.

       In connection with the sale of 6,300,000 shares of Common Stock, the Company entered into the sixth amendment to the domestic credit facility. This amendment reduced the domestic credit facility to $76,000,000 and waived certain financial covenants that were not satisfied at September 30, 1999. The waiver remains in effect until December 31, 1999 assuming the Company realizes not less that $750,000 of operating income for each month of October, November and December 1999.

       Availability for future borrowings under the domestic credit facility is based on a multiple of the Company's pro forma earnings before interest, taxes, depreciation and amortization, with the first measurement period being December 31, 1999. At September 30, 1999, approximately $400,000 was available for future borrowings under the domestic credit facility. After giving effect to approximately $16.2 million of net proceeds generated from the sale of 6,300,000 shares of Common Stock on

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

October 5, 1999, approximately $8,925,000 is available for future borrowings. On October 8, 1999 the $1,600,000 of convertible subordinated notes to former shareholders of Meva were paid.

       Loans under the Amended Credit Facilities bear interest at a designated variable base rate plus spreads ranging from 0 to 75 basis points depending on the ratio of total consolidated indebtedness to the Company's earnings before interest, taxes, depreciation and amortization. At the Company's option, the credit facilities bear interest based on a designated London interbank offering rate, or LIBOR, or prime plus spreads ranging from 100 to 275 basis points, depending on the Company's leverage ratio.

       The credit facilities restrict or prohibit the Company from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The banks that participate in the credit facilities also must approve most acquisitions. The Company's obligations under the credit facilities are secured by liens on substantially all of the Company's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of the Company's subsidiaries. The Company has guaranteed the payment by its three overseas subsidiaries of their obligations under the overseas facilities. The three overseas subsidiaries have given the lenders an assurance that the subsidiaries would not pledge their assets to any other party.

       The Company also has in place a $2,570,000 credit facility with Royal Bank of Canada to fund Canadian working capital requirements including banker's acceptances and letters of credit. Interest rates are negotiated on an individual borrowing basis and are related to the Royal Bank of Canada's prime rate. At September 30, 1999 the Canadian credit facility was fully utilized. Borrowings under the Canadian credit facility are payable on a monthly basis during fiscal 2000 and are guaranteed by the real and personal property of the Company's Bioclear facility.

       During 1999, the Company entered into an agreement with one of its existing holders of convertible subordinated notes to reduce the note principal amount from $2,000,000 to $1,000,000 in exchange for 410,257 shares of Common Stock. In addition, for the remaining $1,000,000 of the convertible subordinated note, the maturity date was extended from September 30, 1999 to October 1, 2000; the interest rate on the remaining note balance was increased from 5.81% to 6.06%; and the conversion rate was decreased from $22.25 per share to $6.75 per share. Effective October 1, 1999, $750,000 of the $1,000,000 balance was converted in exchange for 275,230 shares of Common Stock, with the remaining principal balance being paid in cash.

       The conversion rate on the convertible subordinated notes payable to the former shareholders of C'treat is $15.63.

6.   LEASES

       The Company leases certain facilities and equipment under operating leases, some of which are with entities controlled by former shareholders of certain acquired businesses. Rent expense totaled $2,583,000 in 1999, $2,072,000 in 1998 and $959,000 in 1997. Related party rent expense included in

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

these totals amounted to $511,000 in 1999, $758,000 in 1998 and $438,000 in
1997. Aggregate future minimum lease payments under noncancelable operating leases at September 30, 1999 are as follows:

            RELATED
             PARTY     OTHER
            LEASES     LEASES     TOTAL
            -------    ------    -------
                   (In thousands)
2000        $  741     $1,441    $ 2,182
2001           750      1,254      2,004
2002           413      1,057      1,470
2003           439        761      1,200
2004           474        469        943
Thereafter   3,246      1,597      4,843
            ------     ------    -------
            $6,063     $6,579    $12,642
            ======     ======    =======

7.  SPECIAL CHARGES

       During the fourth quarter of fiscal 1998, the Company's Board of Directors approved the 1999 Strategic Operating Plan (the "1999 Plan"), which is designed to restructure the Company from a holding company with 23 operating companies into five integrated divisions that focus on specific market segments. The plan, which has eliminated redundant costs and is intended to improve operating efficiencies, includes costs associated with the exiting and consolidation of certain facilities and employee termination costs. In conjunction with the 1999 Plan, the Company expected to reduce its domestic and foreign workforce by approximately 75 people and eliminate certain administrative and production-related functions no longer required. Through September 30, 1999, 119 employees have been terminated in conjunction with the 1999 Plan. Of the 119 employees terminated, 95 people have received, or are currently receiving, termination benefits in accordance with Company guidelines or local laws. Further, seven facilities have been closed or relocated as of September 30, 1999.

       The following table summarizes the provisions, payments and remaining reserves associated with the 1999 Plan:

                                               TERMINATION    OTHER EXIT
                                                BENEFITS        COSTS       TOTAL
                                               -----------    ----------    ------
                                                         (In thousands)
Provision in 1998                                $1,076         $1,782      $2,858
Payments in 1998                                   (120)          (480)       (600)
                                                 ------         ------      ------
Reserve at September 30, 1998                       956          1,302       2,258
Provision in 1999                                 1,093            900       1,993
Payments in 1999                                 (1,444)        (1,918)     (3,362)
                                                 ------         ------      ------
Reserve at September 30, 1999                    $  605         $  284      $  889
                                                 ======         ======      ======

       In conjunction with its 1999 Plan, the Company determined that it would exit the acquired Bioclear business. During 1998, the assets of Bioclear, primarily related to its manufacturing facility located in Winnipeg, Canada, were reduced to their estimated net realizable value. Accordingly, the Company recorded a $17,284,000 non-cash charge during 1998, consisting of $15,967,000 related to the impairment of goodwill associated with the June 1997 Bioclear acquisition and $1,317,000 to

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

write-off the cumulative translation adjustment component of Bioclear's equity. Based on the status of the sales process and the Company's decision regarding how to best dispose of the facility, the Company further reduced the estimated net realizable value of these remaining assets by $1,300,000 and recorded this change in accounting estimate during the year ended September 30, 1999. The carrying value of the facility, $959,000, is included in other long-term assets at September 30, 1999. For segment reporting purposes, the remaining asset value and the amount of impairment charges for 1999 and 1998 are included under the Biological Wastewater Treatment Division.

       Theodore F. Savastano, the Company's founder and Chairman of the Board of Directors, will retire at the Annual Meeting of Shareholders in January 2000. In conjunction with Mr. Savastano's retirement, the Company recorded $550,000 in special charges in fiscal 1999 attributable to contractual obligations. This post-employment obligation will be payable over the next two fiscal years.

       As a result of the reduction in estimated net realizable value of the remaining Bioclear assets, together with the termination and facility consolidation costs and the contractual obligation to its Chairman previously discussed, the Company has recorded special charges totaling $3,843,000 during the year ended September 30, 1999.

       In addition to the $2,858,000 recorded in connection with the 1999 Plan and the $17,284,000 of non-cash charges associated with the exit of the acquired Bioclear business, the Company also incurred a special charge during 1998 of approximately $1,494,000 primarily attributable to contractual obligations of the Company to its former chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to the Company.

       The special charges of $2,630,000 for the year ended September 30, 1997 resulted primarily from the issuance, concurrent with the Company's initial public offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of the Company pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 was non-cash and the remainder represented cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

8.   EXTRAORDINARY ITEM

       Prior to its initial public offering in 1997, the Company issued warrants to purchase 225,000 shares of Common Stock to Bank of America National Trust & Savings Association in connection with its then effective credit facility, and warrants to purchase 125,000 shares of Common Stock in conjunction with entering into a note purchase agreement with several purchasers. The 350,000 warrants were issued at $4.50 per share and were assigned an original issue discount value of $413,500 ($1.18 per share), which was capitalized as deferred financing costs. As a result of its initial public offering, the Company cancelled the note purchase agreements and retired certain indebtedness that resulted in the write off of the original issue discount and other unamortized debt issuance costs. As a result, the Company realized an extraordinary charge of $385,000, net of taxes of $257,000, which reduced earnings per share, assuming dilution, by $0.05 for the year ended September 30, 1997.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

9.   INCOME TAXES

       The provision for income taxes consists of the following:

                                                   1999        1998       1997
                                                  -------    --------    ------
                                                         (In thousands)
Current:
  U.S. federal                                    $    --    $     --    $  807
  State and local                                     223         111       (48)
  Foreign                                             268         690       214
                                                  -------    --------    ------
                                                      491         801       973
Deferred (credit):
  U.S. federal                                         --         620      (620)
  Foreign                                             542          47       117
                                                  -------    --------    ------
                                                      542         667      (503)
                                                  -------    --------    ------
                                                  $ 1,033    $  1,468    $  470
                                                  =======    ========    ======

       Income (loss) before income taxes consists of the following:

                                                   1999        1998       1997
                                                  -------    --------    ------
                                                         (In thousands)
United States                                     $(2,459)   $  1,379    $  431
Foreign                                              (690)    (17,415)      796
                                                  -------    --------    ------
                                                  $(3,149)   $(16,036)   $1,227
                                                  =======    ========    ======

       The Company made income tax payments of approximately $1,020,000 in 1999, $979,000 in 1998 and $220,000 in 1997.

       Following is the reconciliation between the provision (credit) for income taxes and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income before income taxes:

                                                    1999       1998       1997
                                                   -------    -------    ------
                                                          (In thousands)
Provision (credit) for income taxes at the
statutory federal rate                             $(1,071)   $(5,452)   $  417
Adjustments:
  State and local income taxes                         223        111       (32)
  Non-deductible goodwill amortization                 565        247        71
  Difference in rates on foreign subsidiaries          (33)        45       (46)
  Change in valuation allowance                      1,150      6,141        46
  Other                                                199        376        14
                                                   -------    -------    ------
Provision for income taxes                         $ 1,033    $ 1,468    $  470
                                                   =======    =======    ======
Effective income tax rate                              (33)%       (9)%     38%
                                                   =======    =======    ======

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of the net operating loss carryforward and temporary differences are as follows:

                                                  1999        1998       1997
                                                --------    --------    -------
                                                        (In thousands)
Deferred tax assets:
  Net operating loss carryforward               $ 15,459    $ 15,100    $   771
  Other                                            2,524       3,010        645
  Valuation allowance                            (16,728)    (16,124)      (110)
                                                --------    --------    -------
                                                   1,255       1,986      1,306
Deferred tax liabilities:
  Amortization of goodwill                          (749)       (553)      (261)
  Revenue recognition                                 --      (1,164)      (485)
  Other                                             (666)       (433)       (57)
                                                --------    --------    -------
                                                  (1,415)     (2,150)      (803)
                                                --------    --------    -------
Net deferred tax asset (liability)              $   (160)   $   (164)   $   503
                                                ========    ========    =======

       In connection with acquisitions made in 1998, the Company recorded deferred tax asset valuation reserves as part of purchase price allocations totaling $7,417,000 in the United Kingdom, $1,497,000 in Germany and $509,000 in the United States due primarily to net operating loss carryforwards existing in these tax jurisdictions. The benefit of these net operating loss carryforwards realized in the future will be recorded as a reduction of goodwill rather than as a credit to income tax expense during that period. During 1999 and 1998, income taxes of $546,000 and $250,000, respectively, were recorded which resulted in a corresponding decrease in goodwill.

       For tax purposes, the Company has U.S. federal loss carryforwards of $19,348,000 which expire in the year 2014 and foreign net operating loss carryforwards of $24,987,000, $2,120,000 of which expire in 2006 and $22,867,000 that have no expiration date. A valuation allowance has been established for the entire amount of these net operating loss carryforwards since the realization is uncertain.

       The Company plans to continue to finance expansion of its operations outside of the United States by reinvesting undistributed earnings of its non-U.S. subsidiaries. The amount of undistributed earnings considered to be indefinitely reinvested for this purpose was approximately $5,300,000 at September 30, 1999. Accordingly, no provisions have been made for U.S. income tax purposes on such undistributed earnings. While the amount of any U.S. income taxes on these undistributed earnings, if distributed in the future, is not determinable, it is expected that they would be reduced by the utilization of tax credits or deductions. A distribution of these earnings would be subject to withholding taxes.

10.   STOCK OPTION PLANS

       During 1998, the shareholders approved the Omnibus Incentive Plan (the "Omnibus Plan"), which provides for compensatory equity based awards to officers and certain other key employees of the Company. Awards may be granted for no consideration and consist of stock options, stock awards,

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

SARs, dividend equivalents, other stock based awards (such as phantom stock) and performance awards consisting of any combination of the foregoing.

       The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides grants to officers, certain other key employees, and directors of awards consisting of "incentive stock options" as defined under the provisions of
Section 422 of the Internal Revenue Code and non-qualified stock options. All options granted under the Stock Option Plan expire ten years after the date of grant (see Note 11).

       The Company's 1997 Non-Employee Director Stock Option Plan (the "Director Plan") is authorized to issue up to 150,000 shares of Common Stock. Each non-employee director is automatically granted an option to purchase 3,000 shares of Common Stock. In addition, on each anniversary date of the Director Plan, each of the Company's then non-employee directors who have served at least six-months shall automatically be granted an option to purchase 5,000 shares of Common Stock. The per share exercise price of options granted under the Director Plan will be the fair market value of the Common Stock on the date of grant. Options granted under the Director Plan will expire ten years after the date of grant (see Note 11).

       Collectively, 2,750,000 shares of Common Stock are available for granting of awards under the above plans at September 30, 1999.

       Under the Company's Employee Stock Purchase Plan (the "Stock Purchase Plan"), the Company is authorized to issue up to 500,000 shares of Common Stock. Under the terms of the Stock Purchase Plan, employees can choose to have up to 20% of their annual compensation, but no more that $25,000 per year, withheld to purchase Common Stock. The exercise price for shares subject to purchase under options granted shall be 85% of the fair market value of the Common Stock on the first day of the purchase period, unless otherwise determined by the compensation committee. On the last day of the purchase period of any offering of shares made under the Stock Purchase Plan, each outstanding option shall automatically be exercised. At any time prior to the end of the purchase period applicable to each offering, an employee is permitted to terminate or reduce his or her payroll deductions, to reduce his or her options to purchase or to withdraw all or part of the amount in his or her account. The employee has the right to receive in cash the amount accumulated in such account. The Stock Purchase Plan will terminate in 2007.

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

       Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options and the options granted as part of the

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Plan were estimated at the date of grant using a Black-Scholes option-pricing model. The Company assumed a dividend yield rate of 0% and a weighted-average expected life of the options of 5 years for all periods presented. The risk-free interest factor utilized was 5.9% in 1999 and 6.0% in 1998 and 1997. Further, the volatility factor of the expected market price of the Company's stock was 32% in 1999, 26% in 1998 and 30% in 1997. Following is the weighted-average grant-date fair value of options granted during 1999, 1998 and 1997 in the Stock Option Plan using the Black-Scholes model, with the weighted average exercise price for comparison purposes:

                                            1999                1998                1997
                                      ----------------    ----------------    ----------------
                                      FAIR    EXERCISE    FAIR    EXERCISE    FAIR    EXERCISE
                                      VALUE    PRICE      VALUE    PRICE      VALUE    PRICE
                                      -----   --------    -----   --------    -----   --------
Stock price:
  Equals exercise price               $1.30    $3.35      $3.14    $ 8.98     $4.28    $11.20
  Less than exercise price             0.75     5.00         --        --        --        --

       The weighted-average grant-date fair values of the shares granted during 1998 under the Stock Purchase Plan were $2.14. No such shares were granted during 1999.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options' vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted SFAS 123. The Company's pro forma information follows:

                                                 1999            1998          1997
                                               ---------      ----------      -------
                                               (In thousands, except per share data)
Pro forma net loss                              $(4,633)       $(18,249)       $(331)
Pro forma loss per share -- basic and
  assuming dilution                               (0.37)          (1.52)        (.07)

       A summary of the Company's stock option activity and related information follows:

                                        1999                   1998                   1997
                                --------------------   --------------------   --------------------
                                            WEIGHTED               WEIGHTED               WEIGHTED
                                 NUMBER     AVERAGE     NUMBER     AVERAGE     NUMBER     AVERAGE
                                   OF       EXERCISE      OF       EXERCISE      OF       EXERCISE
                                 SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
year                            1,884,300    $9.25     1,290,800    $8.48       666,500    $2.96
  Granted                         442,500     3.35       825,000     8.98       808,800     9.98
  Exercised                            --       --      (230,500)    3.96      (184,500)     .33
  Canceled                       (148,484)    8.39        (1,000)   12.09            --       --
                                ---------    -----     ---------    -----     ---------    -----
  Outstanding at end of year    2,178,316    $6.59     1,884,300    $9.25     1,290,800    $8.48
                                =========    =====     =========    =====     =========    =====
  Exercisable at end of year    1,032,366    $7.37       754,325    $8.00       583,000    $3.98
                                =========    =====     =========    =====     =========    =====
  Available for future Options    106,684                400,700                 74,700
                                =========              =========              =========

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       The Company has reserved 2,921,137 shares of Common Stock for the possible exercise of outstanding stock options and warrants.

12. EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share.

                                                             1999          1998          1997
                                                          ----------    -----------    ---------
                                                          (In thousands, except per share data)
Numerator:
  Income (loss) before extraordinary item                  $(4,182)      $(17,504)      $  757
  Extraordinary item, net of tax                                --             --         (385)
                                                           -------       --------       ------
  Income (loss) available to common stockholders for
     basic
     and diluted earnings per share                        $(4,182)      $(17,504)      $  372
                                                           =======       ========       ======
Denominator:
  Average shares outstanding -- basic                       12,556         12,007        4,924
  Effect of dilutive securities:
     Conversion of preferred stock into common Stock            --             --        2,395
     Stock options and warrants                                 --             --          485
                                                           -------       --------       ------
  Dilutive potential common shares                              --             --        2,880
                                                           -------       --------       ------
  Denominator for diluted earnings per share --
     Adjusted weighted-average shares and assumed
        conversions                                         12,556         12,007        7,804
                                                           =======       ========       ======
  Earnings (loss) per common share:
     Basic:
        Income (loss) before extraordinary item            $ (0.33)      $  (1.46)      $ 0.15
        Extraordinary item, net of tax                          --             --        (0.08)
                                                           -------       --------       ------
                                                           $ (0.33)      $  (1.46)      $ 0.07
                                                           =======       ========       ======
     Assuming dilution:
        Income (loss) before extraordinary item            $ (0.33)      $  (1.46)      $ 0.10
        Extraordinary item, net of tax                          --             --        (0.05)
                                                           -------       --------       ------
                                                           $ (0.33)      $  (1.46)      $ 0.05
                                                           =======       ========       ======

       For the fiscal year ended September 30, 1999 and 1998, certain issuances of potential common stock were excluded from the computation of diluted earnings per share since their inclusion in the computation would have an anti-dilutive effect. Further, certain outstanding convertible subordinated notes in 1997 have been excluded from the computation of diluted earnings per share, since they would have an anti-dilutive effect on earnings per share.

13.   RETIREMENT PLANS

       In conjunction with the acquisition of the Specialty Products Division on June 5, 1998, the Company acquired two defined benefit pension plans. The Company acquired a U.K. plan, which covers substantially all of the employees of Carbons and Croftshaw, and a U.S. plan, which covers

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

substantially all of the employees of Barnebey. Information pertaining to the Company's defined benefit pension plans follows (in thousands):

                                                              1999       1998
                                                             -------    ------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                      $ 9,001    $   --
Benefit obligations assumed in connection with acquisitions       --     8,449
                                                             -------    ------
                                                               9,001     8,449
Service cost                                                     483       171
Interest cost                                                    604       195
Plan participants' contributions                                 119        41
Actuarial gains                                                 (199)      (53)
Benefits paid                                                   (298)      (53)
Foreign currency exchange rate changes                          (179)      251
                                                             -------    ------
Benefit obligation at end of year                            $ 9,531    $9,001
                                                             =======    ======
CHANGE IN PLAN ASSETS
Plan assets at beginning of year                             $ 9,880    $   --
Plan assets acquired                                              --     9,756
                                                             -------    ------
                                                               9,880     9,756
Actual return on plan assets                                     895      (241)
Company contributions                                            373        55
Plan participants' contributions                                 119        41
Benefits paid                                                   (298)      (53)
Foreign currency exchange rate changes                          (222)      322
                                                             -------    ------
Plan assets at end of year                                   $10,747    $9,880
                                                             =======    ======

FUNDED STATUS
Plan assets in excess of benefit obligations                 $ 1,216    $  879
Unrecognized actuarial loss                                      224       496
                                                             -------    ------
Prepaid benefit cost, net                                    $ 1,440    $1,375
                                                             =======    ======

WEIGHTED-AVERAGE ASSUMPTIONS
  Discount rate                                                7.00%     7.00%
  Expected return on plan assets                               9.00%     9.00%
  Rate of compensation increase                                3.50%     3.50%
                                                                  TO        to
                                                               4.50%     4.50%

COMPONENTS OF NET PERIODIC PENSION COST
Service cost                                                 $   483    $  171
Interest cost                                                    604       195
Expected return on plan assets                                  (872)     (291)
Amortization of unrecognized net loss                             30        --
                                                             -------    ------
Net periodic pension cost                                    $   245    $   75
                                                             =======    ======

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                              1999       1998
                                                             -------    ------
PREPAID (ACCRUED) BENEFIT COST
United States plan                                           $  (525)   $ (556)
United Kingdom plan                                            1,965     1,931
                                                             -------    ------
Net balance sheet asset at September 30                      $ 1,440    $1,375
                                                             =======    ======

       Amounts applicable to the Company's pension plan with projected or accumulated benefit obligations in excess of plan assets are (in thousands):

                                                               1999       1998
                                                              -------    ------
Projected benefit obligation                                  $ 3,676    $3,346
Accumulated benefit obligation                                  3,298     3,010
Fair value of plan assets                                       3,329     2,775

       In addition to the defined benefit plans acquired in the Specialty Products Division acquisition, the Company has certain other employees, all located in the United Kingdom, which currently participate in a defined benefit pension plan operated and funded by their former parent company. In accordance with an amendment to the terms of the sale and purchase agreement, these employees will remain in the plan as deferred vested pensioners for an undetermined period of time for their service prior to March 31, 1999. Upon expiration of the amended period, the participants will either remain in the former parent company plan as deferred vested pensioners or have their assets transferred into a defined contribution pension plan funded by the Company's U.K. operations and the plan participants. The Company does not expect to incur any one-time obligation relating to the transfer of the plan participants into the defined contribution plan. The Company does not expect any exposure related to future funding obligations for employees who remain in the former parent company plan to be significant.

       The Company also sponsors a defined contribution plan that covers substantially all domestic employees. Company contributions to the Plan totaled $99,000 in 1999, $94,000 in 1998 and $13,000 in 1997.

14.   FINANCIAL INSTRUMENTS

       The carrying values of cash, cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. Substantially all of the Company's long-term debt obligations, except for the convertible subordinated notes -- related parties, have variable rates and cost approximates fair value at September 30, 1999. The convertible subordinated notes -- related parties do not have a ready market and cost is assumed to approximate fair value. The aggregate carrying value of these notes is $4,850,000 at September 30, 1999, with interest rates ranging from 3.00% to 6.06% with various maturity dates through March 2001.

       The Company uses a limited number of foreign exchange instruments, primarily forward contracts, to manage exposure to currency rate fluctuations primarily related to the purchases of inventory. Gains and losses incurred on foreign exchange instruments identified as hedges are deferred and recognized in income in the same period as the hedged transaction. The deferred gains or losses from hedging anticipated transactions were not material to the Company's financial condition at September 30, 1999 and 1998.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

15.   SEGMENT INFORMATION

       In fiscal 1999 the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public companies report information about operating segments. The reportable segments are the five divisions the Company established as part of its 1999 Strategic Operating Plan, which are described below:

       - The Biological Wastewater Treatment Division treats municipal and industrial wastewater by various biological based methods. This division furnishes products and processes that can be incorporated into integrated systems or sold individually. Its products include aeration systems, moving bed biofilm reactors, package plants, nutrient removal processes, secondary and tertiary plants, filter presses/bagging systems for sludge removal, and cutting fluid recovery systems.

       - The Separations Division sells equipment and engineered systems employing physical and chemical separations technology in the municipal water and wastewater market as well as in the industrial process water and wastewater market. Its products include course and fine screening, conveying, dewatering and screening/grit washing equipment, filter presses, clarifiers, sludge dryers; oil/water separations equipment, dissolved air flotation systems, continuous sand filters and inclined plate clarifiers.

       - The Pure Water Division sells products and solutions to the residential, municipal and industrial water and process water markets. Its products include membrane technology using reverse osmosis systems, nanofiltration and microfiltration systems, desalination equipment to purify seawater, and watermakers for the offshore oil industry.

       - The Specialty Products Division specializes in the development and production of activated carbons used to purify air, water and gases. The division is a worldwide supplier of activated carbon for liquid, air and gas filtration systems and is a manufacturer of specialized impregnated carbons. Its products include adsorption equipment, bioreactors and bioscrubbers, corrosive gas control systems, solvent recovery systems, and a variety of air, odor and vapor control and filtration systems.

       - The European Water and Wastewater Division provides products and systems similar to the Separations Division focusing specifically on the European, African and Asian municipal and industrial markets. Its products include continuous sand filters, inclined plate clarifiers, sludge scrapers, centrifuges, and fine screens.

       The Company evaluates the performance of each division or segment and considers allocation of resources to it based on its revenue growth prospects, operating income performance, and return on invested capital, or total assets. The accounting policies of the five divisions, or reporting segments, are the same as those described in Note 1. Intersegment sales and transfers are recorded at cost plus a stated percentage mark up, which creates intercompany profit on intersegment sales or transfers.

       The division format provides efficient centers of product expertise and geographic experience to better serve the Company's customers and independent marketing representatives. Each division president reports directly to and maintains regular contact with the chief operating decision maker, the Chief Executive Officer, to discuss operating activities, financial results, and business plans.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       The following table summarizes the Company's operations by the five divisions, or segments, and corporate.

                                BIOLOGICAL                                         EUROPEAN
                                WASTEWATER                   PURE     SPECIALTY   WATER AND
                                TREATMENT    SEPARATIONS    WATER     PRODUCTS    WASTEWATER
                                 DIVISION     DIVISION     DIVISION   DIVISION     DIVISION    CORPORATE     TOTAL
                                ----------   -----------   --------   ---------   ----------   ---------     -----
                                                                   (In thousands)
1999
Net sales from external
  customers                      $ 17,757     $ 33,490     $ 16,465   $ 58,024     $ 44,433                $ 170,169
Intersegment net sales                 12          220          657        164          981    $ (2,034)          --
Special charges                     2,033          533          107         --          714         456        3,843
Depreciation and amortization
  expense                             453          906          288      1,472          797          78        3,994
Segment operating income
  (loss)                           (1,520)      (1,047)       2,229      6,793        2,333      (4,066)       4,722
Segment assets                     25,906       38,567       14,432     61,369       42,865       2,256      185,395
Expenditures for fixed assets         447          367          130        387          458         172        1,961
                                 --------     --------     --------   --------     --------    --------    ---------
1998
Net sales from external
  customers                      $ 21,702     $ 29,342     $ 14,235   $ 17,979     $ 51,909                $ 135,167
Intersegment net sales              4,630          291            8        367        1,002    $ (6,298)          --
Special charges                    17,400          281           55         --          842       3,058       21,636
Depreciation and amortization
  expense                             850          902          230        498          800          46        3,326
Segment operating income
  (loss)                          (14,214)       1,446          999      1,761        3,231      (5,734)     (12,511)
Segment assets                     23,979       42,201       12,718     57,966       41,534       5,163      183,561
Expenditures for fixed assets         327          574          158        293          743         166        2,261
                                 --------     --------     --------   --------     --------    --------    ---------
1997
Net sales from external
  customers                      $ 18,275     $ 13,116     $ 10,266         --     $ 23,042                $  64,699
Intersegment net sales              2,701           --           --         --        1,271    $ (3,972)          --
Special charges                        --           --           --         --           --       2,630        2,630
Depreciation and amortization
  expense                             388          249          128         --          441          23        1,229
Segment operating income
  (loss)                            3,247        1,443          592         --        1,323      (4,360)       2,245
Segment assets                     39,042       34,254        7,917         --       32,208       2,439      115,860
Expenditures for fixed assets         186          117          304         --          334         131        1,072
                                 --------     --------     --------   --------     --------    --------    ---------

       A reconciliation of the reportable segments' operating income (loss) to consolidated income before income taxes follows:

                                                  1999        1998       1997
                                                 -------    --------    -------
                                                         (In thousands)
Total operating income (loss) for reportable
segments, including corporate                    $ 4,722    $(12,511)   $ 2,245
Interest expense                                  (7,857)     (3,562)    (1,281)
Interest income and other items -- net               (14)         37        263
                                                 -------    --------    -------
                                                 $(3,149)   $(16,036)   $ 1,227
                                                 =======    ========    =======

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       Net sales are reflected in the country from which the sales are made. Information with regard to revenues and long-lived assets by geographic areas follows:

                                            UNITED
                                            STATES       EUROPE     CANADA       TOTAL
                                           ---------    --------    -------    ---------
                                                          (In thousands)
1999
Net sales                                  $ 107,224    $ 62,920    $    25    $ 170,169
Long-lived assets                             65,031      32,459        525       98,015

1998
Net sales                                     74,719      57,676      2,772      135,167
Long-lived assets                             67,623      34,494      1,550      103,667

1997
Net sales                                     43,015      20,556      1,128       64,699
Long-lived assets                             37,309      11,479     19,666       68,454

       The Company did not derive more than 10% of its net sales from any individual customer during any of the three years ended September 30, 1999.

16.   SUBSEQUENT EVENT

       On October 5, 1999 the Company completed the sale of 6,300,000 shares of Common Stock in a registered offering at $2.725 per share, based on the twenty-day average closing price. The aggregate net proceeds of approximately $16.2 million were used to repay a portion of outstanding senior debt. Under the terms of the sixth amendment to the domestic credit agreement, sixty percent of the net proceeds were applied as a permanent reduction to the term note payable, with the remaining forty percent being applied to the revolving credit agreement. The sixth amendment reduced the revolving credit portion of the domestic credit facility to $36,000,000, of which approximately $8,925,000 was available for future borrowings immediately after the application of the net proceeds from the sale of Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item is located on pages 4 through 8 of Waterlink's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of Waterlink's fiscal year ended September 30, 1999 and is incorporated herein by reference thereto.

ITEM 11.   EXECUTIVE COMPENSATION

       Information required by this item is located on pages 9 through 14 of Waterlink's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of Waterlink's fiscal year ended September 30, 1999 and is incorporated herein by reference thereto.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this item is located on pages 2 and 3 of Waterlink's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of Waterlink's fiscal year ended September 30, 1999 and is incorporated herein by reference thereto.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

       The following report and consolidated financial statements of Waterlink, Inc. and Subsidiaries are included in Item 8, Part II of this report:

       Report of Independent Auditors

       Consolidated Balance Sheets at September 30, 1999 and 1998

       Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997

       Consolidated Statements of Shareholders' Equity for the years ended September 30, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

(a) 2. FINANCIAL STATEMENT SCHEDULES

       Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Financial Statements or notes thereto.

(b)    REPORTS ON FORM 8-K
       None.

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

                                         WATERLINK, INC.

                                         By: /s/ T. Scott King
                                          --------------------------------------
                                         Its President and Chief Executive
                                         Officer

Date: December 1, 1999

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
Date: December 1, 1999                         Date: December 1, 1999

/s/ Rollin S. Reiter                           /s/ Dr. Paul M. Sutton
-------------------------------------------    -------------------------------------------
Rollin S. Reiter,                              Dr. Paul M. Sutton,
Director                                       Director
Date: December 1, 1999                         Date: December 1, 1999

/s/ Theodore F. Savastano                      /s/ T. Scott King
-------------------------------------------    -------------------------------------------
Theodore F. Savastano,                         T. Scott King,
Director and Chairman of the Board             Director, President and Chief Executive
Date: December 1, 1999                         Officer
                                               Date: December 1, 1999

/s/ Michael J. Vantusko
-------------------------------------------
Michael J. Vantusko,
Chief Financial Officer
(and principal accounting officer)
Date: December 1, 1999

                               INDEX TO EXHIBITS

EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------                       -------------------
  * 3.1       Form of Fifth Amended and Restated Certificate of
              Incorporation of Waterlink (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
  * 3.2       Form of Amended and Restated By-Laws of Waterlink (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
  * 4.1       Form of Rights Agreement, dated as of May 23, 1997, between
              Waterlink and American Stock Transfer & Trust Company (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No.
              1-13041)
  * 4.2       Amended and Restated Registration Rights Agreement, dated as of March 6, 1997, by and among Waterlink, Brantley Venture
              Partners III, L.P., Theodore F. Savastano, River Cities
              Capital Fund limited Partnership, IPP95, L.P., Environmental
              Opportunities Fund, L.P., Environmental Opportunities Fund
              (Cayman), L.P., Brantley Capital Corporation and National
              City Capital Corporation (filed as an exhibit to Waterlink's
              Registration Statement on Form S-1, filed April 16, 1997,
              Registration No. 333-25249)
  * 4.3       Registration Rights Agreement, dated as of January 31, 1996, between Waterlink and Mass Transfer Systems, Inc (filed as an exhibit to Waterlink's Registration Statement on Form
              S-1, filed April 16, 1997, Registration No. 333-25249)
  * 4.4       Registration Rights Agreement, dated as of April 26, 1996, between Waterlink and Lawrence A. Schmid (filed as an
              exhibit to Waterlink's Registration Statement on Form S-1, filed April 16, 1997, Registration No. 333-25249)
  * 4.5       Registration Rights Agreement dated as of September 30,
              1996, between Waterlink, Lawrence Stenger, Theresa Stenger,
              Ronald Jaworski, Christine Jaworski, John Stenger, Dawn P.
              Stenger, Scott Stenger, Kristie D. Stenger, Jorg
              Menningmann, Michael Mudrick, Robert Young and Gary Prae
              (filed as an exhibit to Waterlink's Registration Statement on Form S-1, filed April 16, 1997, Registration No.
              333-25249)
  *10.1       Employment Agreement, dated May 23, 1997, between Waterlink and Theodore F. Savastano (filed as an exhibit to
              Waterlink's Amendment No. 1 to Registration Statement on
              Form S-1, filed May 23, 1997, Registration No. 333-25249)
  *10.2       Employment Agreement, dated May 23, 1997, between Waterlink and Michael J. Vantusko (filed as an exhibit to Waterlink's
              Amendment No. 1 to Registration Statement on Form S-1, filed
              May 23, 1997, Registration No. 333-25249)
  *10.3       Credit Agreement, dated as of June 27, 1997, among
              Waterlink, Bank of America National Trust & Savings
              Association (successor by merger to Bank of America
              Illinois), as agent, and for other financial institutions
              party thereto (filed as an exhibit to Waterlink's Quarterly
              Report on Form 10-Q for the quarterly period ended June 30,
              1997, File No. 1-13041)
  *10.4       Credit Agreement, dated as of March 4, 1997, among
              Gigantissimo 2061 AB (to be known as Waterlink (Sweden) AB),
              Waterlink, as guarantor, and Bank of America National Trust
              & Savings Association, London Branch (filed as an exhibit to
              Waterlink's Registration Statement on Form S-1, filed April
              16, 1997, Registration No. 333-25249)
  *10.5       First Amendment, dated as of June 27, 1997, to Credit
              Agreement, dated March 4, 1997, among Waterlink (Sweden) AB,
              Waterlink, as guarantor, and Bank of America National Trust
              & Savings Association, London Branch (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)

EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------                       -------------------
  *10.6       Credit Agreement, dated as of March 4, 1997, among Provista
              Einhundertsechsundfunfzigste Verwaltungsgesellschaft GmbH
              (to be known as Waterlink (Germany) GmbH), Waterlink, Inc., as guarantor, and Bank of America National Trust & Savings
              Association, Frankfurt Branch (filed as an exhibit to
              Waterlink's Registration Statement on Form S-1, filed April
              16, 1997, Registration No. 333-25249)
  *10.7       First Amendment, dated as of June 27, 1997, to Credit
              Agreement, dated March 4, 1997, among Waterlink (Germany)
              GmbH, Waterlink, as guarantor, and Bank of America National
              Trust & Savings Association, Frankfurt Branch (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
  *10.8       Common Stock Warrant Agreement, dated as of February 19,
              1997, between Waterlink and Bank of America Illinois (filed as an exhibit to Waterlink's Registration Statement on Form
              S-1, filed April 16, 1997, Registration No. 333-25249)
  *10.9       Waterlink's 1995 Stock Option Plan (filed as an exhibit to
              Waterlink's Registration Statement on Form S-1, filed April
              16, 1997, Registration No. 333-25249)
  *10.10      Warrant Agreement, dated as of March 6, 1997, among
              Waterlink and each of the purchasers named therein, along
              with the Form of Warrant to Purchase Common Stock, attached thereto as Exhibit A (filed as an exhibit to Waterlink's
              Registration Statement on Form S-1, filed April 16, 1997,
              Registration No. 333-25249)
  *10.11      Waterlink's 1997 Omnibus Incentive Plan (filed as an exhibit to Waterlink's Amendment No. 1 to Registration Statement on
              Form S-1, filed May 23, 1997, Registration No. 333-25249)
  *10.12      Waterlink's Employee Stock Purchase Plan (filed as an
              exhibit to Waterlink's Registration Statement on Form S-1, filed April 16, 1997, Registration No. 333-25249)
  *10.13      First Amendment, dated as of June 23, 1997, to Waterlink's
              Employee Stock Purchase Plan (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
  *10.14      Waterlink's 1997 Non-Employee Director Stock Option Plan
              (filed as an exhibit to Waterlink's Registration Statement on Form S-1, filed April 16, 1997, Registration No.
              333-25249)
  *10.15      Letter Agreement among Waterlink, Inc., Bioclear Technology,
              Inc. and Royal Bank of Canada dated September 24, 1997
              (filed as an exhibit to Waterlink's Annual Report on Form
              10-K for the fiscal year ended September 30, 1997, File No.
              1-13041)
  *10.16      Stock Purchase Agreement between Waterlink, Inc., and
              Anglian Water Services Limited dated as of March 25, 1998
              (filed as an exhibit to Waterlink's Current Report on Form
              8-K, filed April 9, 1998, File No. 1-13041)
  *10.17      Stock Purchase Agreement between Waterlink, Inc., and
              Sutcliffe Speakman PLC dated as of June 5, 1998 (filed as an exhibit to Waterlink's Current Report on Form 8-K, filed
              June 19, 1998, File No. 1-13041)
  *10.18      Amended and Restated Credit Agreement, dated as of June 27,
              1997 and amended and restated as of May 19, 1998, among
              Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, Letter of Credit Issuing
              Bank, and Swing Line Bank, and the other financial
              institutions party hereto (filed as an exhibit to
              Waterlink's Current Report on Form 8-K, filed June 19, 1998,
              File No. 1-13041)
  *10.19      Agreement, dated June 5, 1998, between Waterlink and Chet S.
              Ross (filed as an exhibit to Waterlink's Annual Report on
              Form 10-K for the fiscal year ended September 30, 1998, File
              No. 1-13041)

EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------                       -------------------
  *10.20      Executive Employment Agreement, dated June 8, 1998, between
              Waterlink and T. Scott King (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, File No. 1-13041)
  *10.21      Third Amendment, dated as of September 29, 1998, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party thereto (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, File No. 1-13041)
  *10.22      Fourth Amendment, dated as of February 25, 1999, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party thereto (filed as an exhibit to
              Waterlink's registration statement on Form S-1 filed on
              August 11, 1999, registration number 333-84985)
  *10.23      Fifth Amendment, dated as of June 29, 1999, to Amended and
              Restated Credit Agreement, dated as of May 19, 1998, among
              Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party thereto (filed as an exhibit to
              Waterlink's registration statement on Form S-1 filed on
              August 11, 1999, registration number 333-84985)
  *10.24      Agreement dated as of April 15, 1999, among Waterlink, Inc.
              and each of the current holders of warrants issued pursuant to that certain Warrant Agreement dated as of March 6, 1997
              (filed as an exhibit to Waterlink's registration statement on Form S-1 filed on August 11, 1999, registration number
              333-84985)
  *10.25      Warrant Agreement dated as of July 9, 1999 among Waterlink and each of the Warrantholders party thereto (filed as an
              exhibit to Waterlink's amendment no. 1 to registration
              statement on Form S-1 filed on September 23, 1999,
              registration number 333-84985)
   10.26      Sixth Amendment, dated as of September 30, 1999, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party
   10.27      Amendment to Confirmation of Credit Facility, dated as of
              October 8, 1999, among Waterlink and Royal Bank of Canada
              thereto
   10.28      Form of securities purchase agreement between Waterlink and certain institutional investors in connection with offering up to 6,300,000 shares of common stock, dated October 1,
              1999
   10.29      Agreement dated October 25, 1999, between Waterlink and
              Theodore F. Savastano
  *21.1       List of Subsidiaries of Waterlink (filed as an exhibit to
              Waterlink's registration statement on Form S-1 filed on
              August 11, 1999, registration number 333-84985)
   23.1       Consent of Ernst & Young LLP
   27.1       Financial Data Schedule as of and for the year ended
              September 30, 1999

---------------

* Incorporated herein by reference as indicated.