Form 10-Q
period 1999-12-31
WATERLINK INC
filed 2000-01-31
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1999
                                       or
( )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from           to

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

Common Stock, $.001 par value -19,211,091 shares outstanding as of January 15, 2000

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 1999 and
         December 31, 1999                                                 3 - 4

         Consolidated statements of operations - Three months
         ended December 31, 1998 and 1999                                      5

         Consolidated statements of cash flows - Three months
         ended December 31, 1998 and 1999                                      6

         Notes to consolidated financial statements                       7 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders                   21

Item 6.   Exhibits and Reports on Form 8-K                                    21

Signatures                                                                    22

                               PART I, ITEM I - FINANCIAL STATEMENTS

                                  WATERLINK, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS-UNAUDITED


                                                                     September 30,     December 31,
                                                                          1999            1999
                                                                     ------------      -----------
ASSETS                                                                         (In thousands)
Current assets:
  Cash and cash equivalents                                             $  1,734         $  1,157
  Accounts receivable:
    Trade, net                                                            37,883           31,805
    Other                                                                  2,163            2,178
  Inventories                                                             23,761           23,178
  Costs in excess of billings                                             18,641           25,058
  Other current assets                                                     3,198            3,627
                                                                        --------         --------
Total current assets                                                      87,380           87,003

Property, plant and equipment, at cost:
  Land, buildings and improvements                                         3,022            3,090
  Machinery and equipment                                                  8,501            8,773
  Office equipment                                                         3,271            3,673
                                                                        --------         --------
                                                                          14,794           15,536
  Less accumulated depreciation                                            2,660            3,159
                                                                        --------         --------
                                                                          12,134           12,377

Other assets:
  Goodwill, net                                                           77,777           76,794
  Patents, net                                                             1,316            1,292
  Other assets                                                             6,788            6,085
                                                                        --------         --------
                                                                          85,881           84,171
                                                                        --------         --------
Total assets                                                            $185,395         $183,551
                                                                        ========         ========















                           See notes to consolidated financial statements

                                    PART I, ITEM I - FINANCIAL STATEMENTS

                                       WATERLINK, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)


                                                                     September 30,            December 31,
                                                                          1999                    1999
                                                                     -------------           ------------
                                                                                 (In thousands,
                                                                               except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade                                             $  22,197               $  17,608
  Accrued expenses                                                      16,266                  18,337
  Additional purchase price payable                                        298                    --
  Billings in excess of cost                                             4,022                   1,905
  Accrued income taxes                                                   1,360                   1,307
  Deferred income taxes                                                    160                     195
  Current portion of long-term debt                                      8,218                   7,136
                                                                     ---------               ---------
Total current liabilities                                               52,521                  46,488


Long-term obligations:
  Long-term debt                                                        78,449                  67,263
  Convertible subordinated notes-related parties                         3,250                   2,250
  Other long-term obligations                                            1,189                   1,104
                                                                     ---------               ---------
                                                                        82,888                  70,617


Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                               --                      --
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 12,635,861 shares
    at September 30, 1999 and 19,211,091
    at December 31, 1999                                                    13                      19
  Additional paid-in capital                                            73,781                  90,747
  Accumulated other comprehensive loss                                  (2,288)                 (4,252)
  Accumulated deficit                                                  (21,520)                (20,068)
                                                                     ---------               ---------
Total shareholders' equity                                              49,986                  66,446
                                                                     ---------               ---------
Total liabilities and shareholders' equity                           $ 185,395               $ 183,551
                                                                     =========               =========










                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME-UNAUDITED


                                                                                  Three Months Ended
                                                                                      December 31,
                                                                           1998                      1999
                                                                         --------                  --------
                                                                                  (In thousands,
                                                                              except per share data)
Net sales                                                                $ 41,368                  $ 49,851
Cost of sales                                                              27,888                    34,653
                                                                         --------                  --------
Gross profit                                                               13,480                    15,198


Selling, general and
  administrative expenses                                                  10,319                    11,094
Special charges                                                               219                      --
Amortization                                                                  537                       476
                                                                         --------                  --------
Operating income                                                            2,405                     3,628


Other income (expense):
  Interest expense                                                         (1,800)                   (1,741)
  Interest income and other items-net                                          95                      (128)
                                                                         --------                  --------
Income before income taxes                                                    700                     1,759
Income taxes                                                                  171                       307
                                                                         --------                  --------

Net income                                                               $    529                  $  1,452
                                                                         ========                  ========

Earnings per common share:
  Basic                                                                  $   0.04                  $   0.08
  Assuming dilution                                                      $   0.04                  $   0.08

Weighted average common shares outstanding:
  Basic                                                                    12,316                    18,889
  Assuming dilution                                                        12,336                    19,183















                 See notes to consolidated financial statements

                                    PART I, ITEM I - FINANCIAL STATEMENTS

                                       WATERLINK, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED


                                                                                 Three Months Ended
                                                                                    December 31,
                                                                            1998                   1999
                                                                         --------                --------
                                                                                  (In thousands)
OPERATING ACTIVITIES
Net income                                                               $    529                $  1,452
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                               990                   1,046
  Deferred income taxes                                                        13                      43
  Changes in working capital:
    Accounts receivable                                                     4,503                   5,471
    Inventories                                                            (1,969)                    276
    Costs in excess of billings                                                14                  (6,701)
    Refundable income taxes                                                   670                    --
    Other assets                                                             (765)                   (775)
    Accounts payable                                                       (1,347)                 (4,242)
    Accrued expenses                                                           69                   2,152
    Billings in excess of cost                                               (752)                 (2,073)
    Accrued income taxes                                                      (42)                    (42)
                                                                         --------                --------
Net cash  provided (used) by operating activities                           1,913                  (3,393)


INVESTING ACTIVITIES
Purchases of equipment                                                       (937)                   (924)
Proceeds from sale of building                                                --                      889
Purchases of subsidiaries, net of cash acquired                            (1,477)                   (519)
                                                                         --------                --------
Net cash used in investing activities                                      (2,414)                   (554)


FINANCING ACTIVITIES
Proceeds from long-term borrowings                                          1,131                      37
Payments on long-term borrowings                                              (58)                (12,569)
Proceeds from sale of common stock                                           --                    16,222
                                                                         --------                --------
Net cash provided by financing activities                                   1,073                   3,690


Effect of exchange rate changes on cash                                      (400)                   (320)
                                                                         --------                --------

Increase (decrease) in cash and cash equivalents                              172                    (577)
Cash and cash equivalents at beginning of period                            3,925                   1,734
                                                                         --------                --------
Cash and cash equivalents at end of period                               $  4,097                $  1,157
                                                                         ========                ========





                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                (INFORMATION AS OF DECEMBER 31, 1999 AND FOR THE
                     THREE-MONTH PERIODS ENDED DECEMBER 31,
                           1998 AND 1999 IS UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

2.       INVENTORIES

Inventories consisted of the following (in thousands):

                                                      September 30,             December 31,
                                                         1999                      1999
                                                      -----------               ----------
Raw materials and supplies                              $13,836                   $14,052
Work in process                                           4,394                     3,569
Finished goods                                            5,531                     5,557
                                                        -------                   -------
                                                        $23,761                   $23,178
                                                        =======                   =======

3.       CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (in thousands):

                                                         September 30,          December 31,
                                                             1999                  1999
                                                         -----------            -----------
Contract costs incurred to date                             $64,062               $54,799
Estimated profits                                            25,439                21,017
                                                            -------               -------
Contract revenue earned to date                              89,501                75,816
Less billings to date                                        74,882                52,663
                                                            -------               -------
Cost and estimated earnings in excess of billings, net      $14,619               $23,153
                                                            =======               =======

The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                                       September 30,           December 31,
                                                           1999                   1999
                                                       ------------            -----------
 Costs in excess of billings                             $18,641                 $25,058
 Billings in excess of cost                                4,022                   1,905
                                                         -------                 -------
                                                         $14,619                 $23,153
                                                         =======                 =======

4.       CAPITALIZATION

During October 1999, the Company sold 6,300,000 shares of Common Stock in a public offering to certain investors. The aggregate net proceeds of $16,222,000 were used to repay a portion of its outstanding indebtedness. In October 1999, the $1,600,000 balance of a convertible subordinated note was paid in cash. Also during October 1999, $750,000 of the $1,000,000 balance outstanding of a convertible subordinated note was converted in exchange for 275,230 shares of Common Stock, with the remaining principal being paid in cash.

In addition, the Company sold its facility located in Winnipeg, Manitoba, Canada in December 1999. The net proceeds of approximately $889,000 were used to repay a portion of outstanding indebtedness.

Long-term obligations consisted of the following (in thousands):

                                                                          September 30,          December 31,
                                                                              1999                   1999
                                                                          -------------          ------------
Long-term debt:
  Revolving credit agreements with a bank                                    $32,269                 $32,880
  Term note payable to a bank                                                 48,836                  38,602
  Note payable to a bank                                                       2,570                   1,640
  Other notes payable to various parties                                       1,392                   1,277
Convertible subordinated notes - related parties:
  Note payable to former shareholders of Meva                                  1,600                    --
  Note payable to a former shareholder of Hycor                                1,000                    --
  Note payable to former shareholders of C'treat                               2,250                   2,250
                                                                             -------                 -------
                                                                              89,917                  76,649
Less current maturities                                                        8,218                   7,136
                                                                             -------                 -------
                                                                             $81,699                 $69,513
                                                                             =======                 =======

A progression of shareholders' equity follows (in thousands):

                                                                               Accumulated
                                                                                 Other
                                                                Additional   Comprehensive      Accumu-         Total
                                                Common            Paid-in         Income         lated        Shareholders'
                                                 Stock            Capital         (Loss)        Deficit         Equity
                                                --------        ----------      -----------   ----------     ------------
Balance at September 30, 1999                   $     13        $ 73,781        $ (2,288)       $(21,520)       $ 49,986
Net income                                                                                         1,452           1,452
Foreign currency translation
   adjustments                                                                    (1,964)                         (1,964)
                                                                                                                --------
   Comprehensive (loss)                                                                                             (512)
Sale of 6,300,000 shares of common stock               6          16,216                                          16,222
Issuance of 275,230 shares of common
  stock in connection with the conversion
  of convertible subordinated notes                 --               750                                             750
                                                --------        --------        --------        --------        --------
Balance at December 31, 1999                    $     19        $ 90,747        $ (4,252)       $(20,068)       $ 66,446
                                                ========        ========        ========        ========        ========



5.       SPECIAL CHARGES

During fiscal 1999, the Company completed the implementation of its 1999 Strategic Operating Plan (the "1999 Plan"). The Company was restructured from a holding company with 23 operating companies into five integrated divisions that focus on specific market segments. The 1999 Plan has eliminated redundant costs and is intended to improve operating efficiencies. The plan included costs associated with the exiting and consolidation of certain facilities and employee termination costs. In conjunction with the 1999 Plan the Company reduced its workforce by approximately 122 people, 98 of which have received, or are currently receiving, termination benefits in accordance with Company guidelines or local laws. In addition, seven facilities were closed or relocated.

The following table summarizes the provisions, payments and the unpaid balances associated with the 1999 Plan. The unpaid balances, or reserve, are expected to be utilized through fiscal 2000 (in thousands):

                                                           TERMINATIONS       OTHER EXIT
                                                             BENEFITS            COSTS              TOTAL
                                                        ------------------- ---------------- ---------------
Provision in fiscal 1998                                   $ 1,076                $ 1,782            $ 2,858
Payments in fiscal 1998                                       (120)                  (480)              (600)
                                                          --------------------------------------------------
  Reserve at September 30, 1998                                956                  1,302              2,258
Provision in fiscal 1999                                     1,093                    900              1,993
Payments in fiscal 1999                                     (1,444)                (1,918)            (3,362)
                                                          --------------------------------------------------
  Reserve at September 30, 1999                                605                    284                889
Payments in fiscal 2000                                       (172)                  (214)              (386)
                                                         ---------------------------------------------------
  Reserve at December 31, 1999                             $   433                $    70            $   503
                                                         ===================================================

In addition to the $2,858,000 recorded during fiscal 1998 in connection with the 1999 plan, the Company also incurred special charges of $1,494,000 during fiscal 1998 primarily attributable to contractual obligations of the Company to its former chief executive officer who resigned in June 1998, and of $550,000 during fiscal 1999 attributable to contractual obligations of the Company in connection with the retirement of its former chairman of the board.

With regard to these special charges, approximately $1,156,000 remains reserved for future payment at December 31, 1999, which will be paid over the next two fiscal years.

6.       EARNINGS PER SHARE

The following table sets forth the computation of basic and assuming dilution earnings per share (in thousands, except per share data):

                                                                                         Three Months Ended
                                                                                             December 31,
                                                                                     1998                  1999
                                                                                     ----                  ----
Numerator:
    Numerator for basic and diluted earnings per share-
        net income                                                                  $   529               $ 1,452
                                                                                    =======               =======

Denominator:
  Average shares outstanding- basic                                                  12,316                18,889
  Effect of dilutive securities:
      Stock options and warrants                                                         20                   294
                                                                                    -------               -------
 Denominator for diluted earnings per share-
      weighted average shares and assumed conversions                                12,336                19,183
                                                                                    =======               =======

Earnings per common share:
      Basic                                                                         $  0.04               $  0.08
      Assuming dilution                                                             $  0.04               $  0.08

For each period presented, certain issuances of potential common stock and certain outstanding convertible subordinated notes were excluded from the computation of earnings per share, assuming dilution, since their inclusion in the computation would have an anti-dilutive effect.

7.       SEGMENT INFORMATION

In fiscal 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public companies report information about operating segments. The reportable segments are the five divisions the Company established as part of its 1999 plan, which are:

         -       the Biological Wastewater Treatment Division
         -       the Separations Division
         -       the Pure Water Division
         -       the Specialty Products Division
         -       the European Water and Wastewater Division

Prior to the adoption of SFAS No. 131 the Company reported under one industry segment. The information for the prior year has been restated to reflect the division structure described above. As of December 31, 1999, no measurement changes have been made to the basis of segmentation or the measurement of profit or loss from that reported in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and there were no material changes to total assets by segment.

The following table summarizes the Company's operations by the five divisions, or segments, and corporate (in thousands):



                                                    Biological                                     European
                                                    Wastewater               Pure      Specialty   Water and
                                                     Treatment  Separations  Water      Products   Wastewater
                                                     Division    Division    Division   Division   Division    Corporate     Total
-----------------------------------------------------------------------------------------------------------------------------------
 Three months ended December 31,1999
 Net sales from external customers                  $ 5,254     $ 9,485     $ 4,172     $16,441     $14,499        --        $49,851
 Intersegment net sales                                --            12          22           2       1,436      (1,472)        --
 Segment operating income (loss)                        469         534         434       1,891       1,073        (773)       3,628
-----------------------------------------------------------------------------------------------------------------------------------
 Three months ended December 31,1998
 Net sales from external customers                    4,734       7,314       3,894      13,380      12,046        --         41,368
 Intersegment net sales                                   8          25        --            59         153        (245)        --
 Special charges                                         79          64           9        --            67        --            219
 Segment operating income (loss)                         38         384         490       1,482         861        (850)       2,405

A reconciliation of the reportable segments' operating income to consolidated income before income taxes follows (in thousands):

                                                                     Three Months Ended
                                                                        December 31,
                                                                    1998            1998
                                                               -------------------------------
 Total operating income for
   reportable segments, including corporate                         $ 2,405       $   3,628
 Interest expense                                                    (1,800)         (1,741)
 Interest income and other items-net                                     95            (128)
                                                               -------------------------------
                                                                    $   700       $   1,759
                                                               ===============================

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

         During fiscal 1999 Waterlink focused on the implementation of its 1999 Strategic Operating Plan. The 1999 plan was implemented in three phases: the restructuring phase, the cost reduction phase, and the growth phase. With the restructuring and cost reduction phases being complete, during fiscal 2000 Waterlink will focus on the continuation of the growth phase through revenue growth and key customer alliances. Management efforts during fiscal 2000 are also directed toward cost and expense containment. Further, during fiscal 2000 Waterlink expects to evaluate certain small product lines to determine if they meet the criteria for long-term strategic value.

         Prior to the beginning of fiscal 1999, Waterlink restructured from a holding company consisting of 23 separate operating companies into the following five fully integrated operating divisions that are focused on their specific markets:

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

         The cost reduction phase of the 1999 plan established goals of reducing selling, general and administrative expenses by $4.3 million in fiscal 1999, principally by reducing the number of employees and by closing seven facilities. Waterlink has decided to curtail its manufacturing activities whenever possible, in favor of partnering with vendors who manufacture components used in our systems and equipment. The annualized cost savings goal of $4.3 million was surpassed by approximately $1.1 million, largely due to reducing the number of employees by 122 as compared to the goal of 75. With regard to facilities, seven have been closed.

         The growth phase of the 1999 plan has added 20 sales and marketing professionals in order to improve revenue performance over the long term. These additional costs are being funded, in part, by the additional $1.1 million of annualized savings as a result of the cost reduction phase of the 1999 plan.

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

         Waterlink continues to focus on cost containment programs. For example, selected efforts in reducing the amount of working capital required to support Waterlink's business activities are being supported this fiscal year, in an effort to reduce interest expense. Also, Waterlink is making efforts to consolidate its vendor base, which is expected to improve efficiencies and contain costs increases.

         Waterlink's divisional structure is also designed to more efficiently integrate future acquisitions. Waterlink's current capital structure does not support an aggressive acquisition program. Waterlink intends to improve its capital structure through a combination of improved operating performance and access to capital markets, which we expect will enable us to resume our acquisition program. Acquisitions are expected to play a strategic role in Waterlink's future to increase competitiveness, spur revenue and earnings growth, and enhance our total solutions capability.

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

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. As in the past, Waterlink expects that it may receive contracts that are significantly larger than our average contract award. In addition, certain of the contracts will be subject to Waterlink's ability to provide performance guarantees as well as the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. However, as a result of its strategic plan, Waterlink anticipates that both the dollar volume and number of contracts in its backlog will increase. As of December 31, 1999, Waterlink's total backlog was approximately $50.5 million, consisting of $42.2 million of written purchase orders for capital goods equipment and $8.3 million of firm commitments to purchase recurring revenue products from our specialty products division. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                                             Three Months Ended
                                                                                 December 31,
                                                                            1998             1999
                                                                           -----             ----
Net sales                                                                  100.0%           100.0%
Cost of sales                                                               67.4             69.5
                                                                         -------          -------
Gross profit                                                                32.6             30.5

Selling, general and administrative expenses                                24.9             22.2
Special charges                                                              0.6              --
Amortization                                                                 1.3              1.0
                                                                         -------          -------
Operating income                                                             5.8              7.3

Other income (expense):
  Interest expense                                                          (4.3)            (3.5)
  Interest income and other items-net                                        0.2             (0.3)
                                                                         -------          -------
Income before income taxes                                                   1.7              3.5
Income taxes                                                                 0.4              0.6
                                                                         -------          -------
Net income                                                                   1.3%             2.9%
                                                                         =======          =======


Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Net Sales: Net sales for the three months ended December 31, 1999 were $49,851,000, an increase of $8,483,000, or 20.5%, from the comparable prior period. The increase is due primarily to internal growth, as well as due to a small asset purchase for the specialty products division, completed on September 30, 1999, which accounted for approximately $1,253,000 of the sales increase during the quarter.

         Every division showed sales improvement from last year primarily due to the timing of orders, a more focused divisional selling effort and a normalization of operations since the conclusion of the implementation of the 1999 plan. The separations, european and specialty products divisions each provided revenue gains in excess of 20% as compared to last year while the pure water division recorded a much smaller revenue gain of 7.1% which reflects, in part, the delayed order flow for off-shore oil platform watermakers.

Gross Profit: Gross profit for the three months ended December 31, 1999 was $15,198,000, an increase of $1,718,000 from the comparable prior period. The increase in the gross profit is primarily due to the increases in revenues. Gross margin was 30.5% for the three months ended December 31, 1999 as compared to 32.6% for the comparable prior period.

         The separations, pure water and european divisions each showed declines in gross margins as compared to last year. The lower gross margins for these divisions are due to a greater amount of lower margin municipal revenue in the european and separations divisions and product mix at the pure water division.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended December 31, 1999 were $11,094,000, an increase of $775,000 from the comparable prior period. The increase was primarily due to variable expenses resulting from an increased revenue base. Selling, general and administrative expenses as a percentage of net sales were 22.2% for the three months ended December 31, 1999 as compared to 24.9% for the comparable prior period. This decrease primarily reflects certain fixed costs spread over a larger revenue base, the savings realized from Waterlink's 1999 plan and our continuing cost containment efforts.

Special Charges: Special charges of $219,000 during the three months ended December 31, 1998 related to costs associated with the implementation of Waterlink's 1999 plan.

Amortization: Amortization expense for the three months ended December 31, 1999 was $476,000 compared to $537,000 during the comparable prior period.

Interest Expense: Interest expense for the three months ended December 31, 1999 was $1,741,000, a decrease from the $1,800,000 from the comparable prior period. This decrease is the result of the use of proceeds from Waterlink's October 1999 public offering of common stock to reduce indebtedness, which reduction was partially offset by higher interest rates and increased borrowings to support revenue growth and other working capital requirements. Due to higher interest rates and working capital needs, interest expense is not expected to improve over the remainder of the fiscal year.

Income Taxes: Waterlink recorded income taxes of $307,000 on pre-tax income of $1,759,000 for the three months ended December 31, 1999. This income tax expense was reduced by $380,000 as the result of utilizing a portion of its domestic net operating loss carryforward. For the three months ended December 31, 1998, Waterlink recorded income taxes of $171,000 on pre-tax income of $700,000, as federal income taxes were not recorded on Waterlink's domestic earnings due to the utilization of its net operating loss carryforward.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Waterlink's primary sources of liquidity have been:

         -   borrowings available under credit facilities
         - net proceeds from the sale of Waterlink's common and preferred stock
         - issuance of common stock and seller financing incurred in connection with Waterlink's completed acquisitions
         -   cash flow from certain profitable acquisitions
         -   non-revenue producing asset sales

             Historically, Waterlink's primary uses of capital have been:

         -   the funding of its acquisition program
         - working capital requirements including the funding for growth of certain acquisitions
         -   the funding required for certain under-performing acquisitions

          Waterlink does not currently anticipate making significant capital investments in plant and equipment because of our efforts to partner with vendors who manufacture most of the components used in our systems and equipment.

         For the three months ended December 31, 1999, net cash used by operating activities was $3,393,000, purchases of equipment totaled $924,000 and $519,000 of additional purchase consideration payments related to acquisitions were made. These cash outlays were financed primarily by long-term borrowings and the sale of certain assets.

         In the fourth quarter of fiscal 1998, Waterlink's board of directors approved the 1999 plan. The 1999 plan provided for costs associated with the exiting of certain facilities and employee termination costs. Costs associated with this plan totaled $2,858,000 during fiscal 1998 and $1,993,000 for the year ended September 30, 1999. Waterlink also recorded special charges during fiscal 1998 of $1,494,000 related to the resignation of our chief executive officer who resigned in June 1998. In addition, Waterlink recorded $550,000 of special charges during fiscal 1999 related to the announced retirement of our chairman of the board. With regard to these special charges, approximately $1,156,000 remains reserved for future payment at December 31, 1999, which will be paid over the next two fiscal years.

         Waterlink is pursuing in the United States District Court for the District of Utah the collection of a $1.6 million promissory note and $2.4 million of accounts receivable related to a Utah-based land development project, plus interest and penalties. The amounts are collateralized by certain assets relating to the development as well as certain personal guarantees of the landowners. Management believes that the above amounts will be collected in due course and no provision for losses are necessary at this time.

         During the quarter ended December 31, 1999, Waterlink completed the sale of its land, building and equipment in Winnipeg, Manitoba, Canada, the former site of its Bioclear manufacturing facility. The net sales proceeds of approximately $889,000 were used to repay a portion of the Canadian credit facility and the domestic credit facility.

         During fiscal 1998, Waterlink invested in Aquatec Water Systems, Incorporated, a designer and manufacturer of specialized multi-chamber pumps for the pure water industry, in the form of two $700,000 subordinated notes, convertible into approximately 30% of the equity of Aquatec, together with other stock purchase options. Waterlink reached an agreement to sell both notes at their face value of $700,000 each plus interest to a group of investors. Waterlink received $1,375,000 as partial payment for the notes and anticipates receiving the balance of $25,000 during fiscal 2000.

Acquisitions

         Waterlink's current capital structure does not support an aggressive acquisition program. Waterlink intends to improve its capital structure through a combination of improved operating performance and access to capital markets, which we expect will enable us to resume our acquisition program. Acquisitions are expected to play a strategic role in Waterlink's future to increase competitiveness, spur revenue and earnings growth, and enhance our total solutions capability. The timing, size and success of any acquisition effort and the associated potential capital commitments are unpredictable at this time. As a result of the specialty products division acquisition in fiscal 1998 and the implementation of our 1999 plan, our debt is in excess of our stockholders' equity and we bear the risks associated with increased leverage.

         During the quarter ended December 31, 1999, Waterlink made additional purchase consideration payments of $519,000 related to the achievement of targeted operating results of two of our acquisitions. These amounts have been recorded as additional goodwill.

         Under the terms of certain of the purchase agreements, Waterlink may be required to make additional purchase consideration payments of up to $1,000,000 in cash or common stock at the option of Waterlink, contingent upon the achievement of specified operating results during fiscal 2000. Any additional purchase consideration payments will be treated as additional goodwill for accounting purposes.

Credit Availability

         Waterlink's credit facilities are comprised of (1) a $76,000,000 domestic facility with Bank of America National Trust & Savings Association as agent, which expires on May 19, 2003 and (2) separate facilities aggregating approximately $6,000,000 at three of its overseas subsidiaries. The credit facilities will be utilized to primarily fund operating activities of Waterlink and, to a lesser extent, fund future acquisitions.

         Effective with the sale of 6,300,000 shares of Waterlink common stock at $2.725 per share on October 5, 1999, Waterlink entered into an amendment of our domestic facility waiving certain financial covenants that were not satisfied at September 30, 1999. At December 31, 1999 Waterlink is in compliance with the financial covenants as defined in the amendment. The net proceeds from the sale of common stock were used to repay a portion of the domestic credit facility.

         Availability for future borrowings was approximately $2,200,000 at December 31, 1999. Availability for future borrowings may increase or decrease based on the operating performance of Waterlink. Although a course of action has not been determined, Waterlink is exploring various financing alternatives in order to gain more credit availability during fiscal 2000.

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

         Waterlink also has in place a credit facility with Royal Bank of Canada of approximately $1,640,000, which is fully utilized. Interest rates are based on the Royal Bank of Canada prime rate plus 3%. Borrowings under the Canadian credit facility are payable in approximately equal monthly installments during the remainder of this fiscal year.

         Waterlink believes that through the end of fiscal 2000, sufficient funds for our working capital needs, additional cash requirements of the 1999 plan and other special charges and additional contingent consideration payments related to acquisitions will be provided by:

         -       future cash flow from operations
         -       borrowings under its credit facilities
         - issuance of subordinated indebtedness, common stock, preferred stock and seller financing incurred in connection with future financings or acquisitions
         -       the sale of certain assets or product lines

Year 2000

            The year 2000 issue, as widely reported, could cause malfunctions in certain computer-related applications with respect to dates on or after January 1, 2000. We expect most material year 2000 compliance problems to have arisen on or immediately after January 1, 2000. As of January 31, 2000, we are not aware of any year 2000-related problems associated with our internal systems or software or with the software and systems of our vendors, distributors or suppliers. It is possible, however, that year 2000-related problems could arise at a later date. While we do not have plans at this time to complete additional work, we do not expect to experience any material adverse effects on our business, financial condition or results of operations from any vendor, distributor or supplier who may experience year 2000 problems.

         Waterlink has primarily utilized internal resources to assess, test, remediate and implement software and equipment related to the year 2000. The total cost of Waterlink's year 2000 program, excluding employee salaries, was approximately $400,000, primarily attributable to software upgrades and modifications.

         Waterlink does not have a formal contingency plan established in the event that the worst-case scenario arose in the future related to the year 2000 issue. The potential liability and loss of revenue from these issues is not determinable.

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

FORWARD LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

    -      changes in world economic conditions, including
               - instability of governments and legal systems in countries in which Waterlink conducts business
               -      significant changes in currency valuations
               -      recessionary environments
               - year 2000 compliance issues relating to Waterlink's programs and external parties, including suppliers and customers
               -      the effects of military conflicts
    - changes in customer demand and timing of orders as they affect sales and product mix, including
               -      the effect of strikes at customer's facilities
               -      variations in backlog
               -      the impact of changes in industry business cycles
    -      competitive factors, including
               -      changes in market penetration
               - introduction of new products by existing and new competitors
    -      changes in operating costs, including
               - changes in Waterlink's and its subcontractors' manufacturing processes
               - changes in costs associated with varying levels of operations
               - changes resulting from different levels of customers demands
               -      effects of unplanned work stoppages
               -      changes in cost of labor and benefits
               -      the cost and availability of raw materials and energy
    - the degree of success of Waterlink's strategic plan, including the evaluation of certain product lines
    - the ability to obtain additional credit availability to support working capital requirements
    -      the cost of capital, including interest rate increases
    -      unanticipated litigation, claims or assessments

Readers are referred to the "Forward-Looking Statements" section, commencing on page 23, in Waterlink's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 1, 1999, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements herein.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

At the annual meeting of stockholders of Waterlink held on January 20, 2000 the following actions took place:

(i) The following directors were elected as class III directors whose term expire in 2003:

                                    For          Against        Withheld
                                    ---          -------        --------
      Robert P. Pinkas           14,958,390       57,453            0
      John T. Hackett            14,958,390       57,453            0

      The following director was elected as a class II director whose term expires in 2002:

                                    For          Against        Withheld
                                    ---          -------        --------
      Dr. R. Gary Bridge         14,959,529       56,314            0

      In addition, the following directors' terms of office continued after the meeting:

      T. Scott King
      John R. Miller
      Theodore F. Savastano

(ii) The stockholders ratified the appointment of Ernst & Young LLP as independent public auditors of Waterlink:

         For               Against        Withheld
         ---               -------        --------
         14,981,128        18,535           16,180


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a)   Exhibits

      27.1 Financial Data Schedule as of and for the three months ended December 31, 1999

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


Dated:  January 31, 2000