Form 10-Q
period 2000-03-31
WATERLINK INC
filed 2000-05-12
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000
                                       or
(  )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from               to

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

Common Stock, $.001 par value -19,604,201 shares outstanding as of April 30,
2000

===============================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 1999
         and March 31, 2000                                              3 - 4

         Consolidated statements of operations - Three months
         ended March 31, 1999 and 2000; Six months ended
         March 31, 1999 and 2000                                             5

         Consolidated statements of cash flows - Six months
         ended March 31, 1999 and 2000                                       6

         Notes to consolidated financial statements                     7 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  20

Item 6.  Exhibits and Reports on Form 8-K                                   20

Signatures                                                                  21



                                                PART I, ITEM I - FINANCIAL STATEMENTS

                                                  WATERLINK, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS-UNAUDITED


                                                                                       September 30,                March 31,
                                                                                           1999                       2000
                                                                                      --------------               -----------
ASSETS                                                                                              (In thousands)
Current assets:
  Cash and cash equivalents                                                               $  1,734                  $  2,241
  Accounts receivable:
    Trade, net                                                                              37,883                    31,676
    Other                                                                                    2,163                     1,435
  Inventories                                                                               23,761                    21,414
  Costs in excess of billings                                                               18,641                    28,187
  Other current assets                                                                       3,198                     3,156
                                                                                          --------                  --------
Total current assets                                                                        87,380                    88,109

Property, plant and equipment, at cost:
  Land, buildings and improvements                                                           3,022                     3,075
  Machinery and equipment                                                                    8,501                     8,773
  Office equipment                                                                           3,271                     3,774
                                                                                          --------                  --------
                                                                                            14,794                    15,622
  Less accumulated depreciation                                                              2,660                     3,540
                                                                                          --------                  --------
                                                                                            12,134                    12,082

Other assets:
  Goodwill, net                                                                             77,777                    76,627
  Patents, net                                                                               1,316                     1,268
  Other assets                                                                               6,788                     6,068
                                                                                          --------                  --------
                                                                                            85,881                    83,963
                                                                                          --------                  --------
Total assets                                                                              $185,395                  $184,154
                                                                                          ========                  ========





                 See notes to consolidated financial statements



                                                PART I, ITEM I - FINANCIAL STATEMENTS

                                                  WATERLINK, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)


                                                                                  September 30,              March 31,
                                                                                      1999                     2000
                                                                                  -------------             -----------
                                                                                             (In thousands,
                                                                                             except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade                                                            $  22,197               $  17,397
  Accrued expenses                                                                     16,266                  20,627
  Additional purchase price payable                                                       298                   1,000
  Billings in excess of cost                                                            4,022                   1,202
  Accrued income taxes                                                                  1,360                   1,230
  Deferred income taxes                                                                   160                     151
  Current portion of long-term obligations                                              8,218                   9,757
                                                                                    ---------               ---------
Total current liabilities                                                              52,521                  51,364

Long-term obligations:
  Long-term debt                                                                       78,449                  67,091
  Convertible subordinated notes-related parties                                        3,250                    --
  Other long-term obligations                                                           1,189                   1,089
                                                                                    ---------               ---------
                                                                                       82,888                  68,180

Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                                              --                      --
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 12,635,861 shares
    at September 30, 1999 and 19,211,091
    at March 31, 2000                                                                      13                      19
  Additional paid-in capital                                                           73,781                  90,747
  Accumulated other comprehensive loss                                                 (2,288)                 (4,760)
  Accumulated deficit                                                                 (21,520)                (21,396)
                                                                                    ---------               ---------
Total shareholders' equity                                                             49,986                  64,610
                                                                                    ---------               ---------
Total liabilities and shareholders' equity                                          $ 185,395               $ 184,154
                                                                                    =========               =========












                 See notes to consolidated financial statements



                                                PART I, ITEM I - FINANCIAL STATEMENTS

                                                  WATERLINK, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                         Three Months Ended                   Six Months Ended
                                                                             March 31,                            March 31,
                                                                       1999              2000              1999              2000
                                                                     --------          --------          --------          --------
                                                                                   (In thousands, except per share data)

 Net sales                                                           $ 44,407          $ 41,610          $ 85,775          $ 91,461
 Cost of sales                                                         29,590            28,765            57,478            63,418
                                                                     --------          --------          --------          --------
 Gross profit                                                          14,817            12,845            28,297            28,043

 Selling, general and
   administrative expenses                                             10,910            11,485            21,229            22,579
 Special charges                                                          484              --                 703              --
 Amortization                                                             517               520             1,054               996
                                                                     --------          --------          --------          --------
 Operating income                                                       2,906               840             5,311             4,468

 Other expense:
   Interest expense                                                    (1,590)           (1,778)           (3,390)           (3,519)
   Interest income and other items-net                                   (111)             (129)              (16)             (257)
                                                                     --------          --------          --------          --------
 Income (loss) before income taxes                                      1,205            (1,067)            1,905               692
 Income taxes                                                             331               261               502               568
                                                                     --------          --------          --------          --------

 Net income (loss)                                                   $    874          $ (1,328)         $  1,403          $    124
                                                                     ========          ========          ========          ========

 Earnings (loss) per common share:
   Basic                                                             $   0.07          $  (0.07)         $   0.11          $   0.01
   Assuming dilution                                                 $   0.07          $  (0.07)         $   0.11          $   0.01

Weighted average common shares outstanding:
   Basic                                                               12,636            19,211            12,475            19,050
   Assuming dilution                                                   12,874            19,211            12,530            19,344

















                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED


                                                                                    Six Months Ended
                                                                                         March 31,
                                                                                1999                     2000
                                                                              -------                  --------
                                                                                        (In thousands)
OPERATING ACTIVITIES
Net income                                                                    $ 1,403                  $    124
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                                 2,166                     2,021
  Deferred income taxes                                                            13                       326
  Changes in working capital:
    Accounts receivable                                                         1,940                     5,976
    Inventories                                                                  (873)                    2,046
    Costs in excess of billings                                                (3,223)                   (9,878)
    Refundable income taxes                                                       670                      --
    Other assets                                                                    6                      (359)
    Accounts payable                                                            1,878                    (4,232)
    Accrued expenses                                                               48                     4,595
    Billings in excess of cost                                                 (1,142)                   (2,732)
    Accrued income taxes                                                          305                      (111)
                                                                              -------                  --------
Net cash  provided (used) by operating activities                               3,191                    (2,224)

INVESTING ACTIVITIES
Purchases of equipment                                                         (1,298)                   (1,238)
Proceeds from sale of building                                                    519                       889
Purchases of subsidiaries, net of cash acquired                                (1,477)                     (519)
                                                                              -------                  --------
Net cash used in investing activities                                          (2,256)                     (868)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                              1,109                        37
Payments on long-term borrowings                                               (1,289)                  (12,378)
Proceeds from sale of common stock                                               --                      16,222
                                                                              -------                  --------
Net cash (used) provided by financing activities                                 (180)                    3,881

Effect of exchange rate changes on cash                                        (1,150)                     (282)
                                                                              -------                  --------

(Decrease) increase in cash and cash equivalents                                 (395)                      507
Cash and cash equivalents at beginning of period                                3,925                     1,734
                                                                              -------                  --------
Cash and cash equivalents at end of period                                    $ 3,530                  $  2,241
                                                                              =======                  ========






                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

    (INFORMATION AS OF MARCH 31, 2000 AND FOR THE THREE AND SIX-MONTH PERIODS
                   ENDED MARCH 31, 1999 AND 2000 IS UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

2.      INVENTORIES

Inventories consisted of the following (in thousands):

                                                          September 30,    March 31,
                                                              1999           2000
                                                            -------         -------
               Raw materials and supplies                   $13,836         $13,487
               Work in process                                4,394           2,267
               Finished goods                                 5,531           5,660
                                                            -------         -------
                                                            $23,761         $21,414
                                                            =======         =======

3.      CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (in thousands):

                                                          September 30,     March 31,
                                                              1999            2000
                                                            -------         -------
               Contract costs incurred to date              $64,062         $69,596
               Estimated profits                             25,439          26,711
                                                            -------         -------
               Contract revenue earned to date               89,501          96,307
               Less billings to date                         74,882          69,322
                                                            -------         -------
               Cost and estimated earnings in excess of
               billings, net                                $14,619         $26,985
                                                            =======         =======

The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                    September 30,        March 31,
                                         1999             2000
                                       -------           -------
     Costs in excess of billings       $18,641           $28,187
     Billings in excess of cost          4,022             1,202
                                       -------           -------
                                       $14,619           $26,985
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

Long-term obligations consisted of the following (in thousands):

                                                                     September 30,      March 31,
                                                                         1999               2000
                                                                    --------------       ---------
     Long-term debt:
        Revolving credit agreements with a bank                         $32,269           $34,800
        Term note payable to a bank                                      48,836            37,602
        Note payable to a bank                                            2,570             1,072
        Other notes payable to various parties                            1,392             1,124
     Convertible subordinated notes - related parties:
        Note payable to former shareholders of Meva                       1,600              --
        Note payable to a former shareholder of Hycor                     1,000              --
        Note payable to former shareholders of C'treat                    2,250             2,250
                                                                        -------           -------
                                                                         89,917            76,848
     Less current maturities                                              8,218             9,757
                                                                        -------           -------
                                                                        $81,699           $67,091
                                                                        =======           =======


A progression of shareholders' equity follows (in thousands):

                                                                                 Accumulated
                                                                Additional          Other           Accumu-           Total
                                                  Common          Paid-in       Comprehensive        lated         Shareholders'
                                                   Stock          Capital            Loss           Deficit           Equity
                                                  -------         --------         --------         --------         -------
Balance at September 30, 1999                     $    13         $ 73,781         $ (2,288)        $(21,520)        $49,986
Net income                                                                                               124             124
Foreign currency translation
   adjustments                                                                       (2,472)                          (2,472)
                                                                                                                     -------
   Comprehensive loss                                                                                                 (2,348)
Sale of 6,300,000 shares of common stock                6           16,216                                            16,222
Issuance of 275,230 shares of common
  stock in connection with the conversion
  of convertible subordinated notes                  --                750                                               750
                                                  -------         --------         --------         --------         -------
Balance at March 31, 2000                         $    19         $ 90,747         $ (4,760)        $(21,396)        $64,610
                                                  =======         ========         ========         ========         =======

The comprehensive loss for the three months ended March 31, 2000 and 1999 was $1,836,000 and $992,000, respectively. Comprehensive income for the six months ended March 31, 1999 was $1,569,000.

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

The following table summarizes the provisions, payments and the unpaid balances associated with the 1999 Plan. The unpaid balances, or reserve, are expected to be utilized through fiscal 2000 (in thousands):

                                                         TERMINATIONS       OTHER EXIT
                                                           BENEFITS            COSTS                TOTAL
                                                  ---------------------------------------------------------------
Provision in fiscal 1998                                  $  1,076             $ 1,782              $2,858
Payments in fiscal 1998                                       (120)               (480)               (600)
                                                  ---------------------------------------------------------------
    Reserve at September 30, 1998                              956               1,302               2,258
Provision in fiscal 1999                                     1,093                 900               1,993
Payments in fiscal 1999                                     (1,444)             (1,918)             (3,362)
                                                  ---------------------------------------------------------------
    Reserve at September 30, 1999                              605                 284                 889
Payments in fiscal 2000                                       (316)               (236)               (552)
                                                  ---------------------------------------------------------------
    Reserve at March 31, 2000                             $    289             $    48              $  337
                                                  ===============================================================

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

With regard to all of these special charges, approximately $810,000 remains reserved for future payment at March 31, 2000, which will be paid over the next two fiscal years.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and assuming dilution earnings per share (in thousands, except per share data):

                                                                              Three Months Ended               Six Months Ended
                                                                                    March 31,                       March 31,
                                                                             1999            2000              1999            2000
                                                                           -------         --------          -------         -------
Numerator:
    Numerator for basic and diluted earnings per share-
        net income (loss)                                                  $   874         $ (1,328)         $ 1,403         $   124
    Effect of dilutive securities-interest on
        convertible subordinated notes, net of tax                              10             --               --              --
                                                                           -------         --------          -------         -------
    Numerator for diluted earnings per share-income
        (loss) available to common stockholders after
        assumed conversions                                                $   884         $ (1,328)         $ 1,403         $   124
                                                                           =======         ========          =======         =======

Denominator:
  Average shares outstanding- basic                                         12,636           19,211           12,475          19,050
  Effect of dilutive securities:
      Stock options and warrants                                                90             --                 55             294
      Convertible subordinated notes                                           148             --               --              --
                                                                           -------         --------          -------         -------
 Denominator for diluted earnings per share-
      weighted average shares and assumed conversions                       12,874           19,211           12,530          19,344
                                                                           =======         ========          =======         =======

Earnings per common share:
      Basic                                                                $  0.07         $  (0.07)         $  0.11         $  0.01
      Assuming dilution                                                    $  0.07         $  (0.07)         $  0.11         $  0.01

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

Prior to the adoption of SFAS No. 131 the Company reported under one industry segment. The information for the prior year has been restated to reflect the division structure described above. As of March 31, 2000, no measurement changes have been made to the basis of segmentation or the measurement of profit or loss from that reported in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and there were no material changes to total assets by segment.

The following table summarizes the Company's operations by the five divisions, or segments, and corporate (in thousands):

                                                 Biological                                        European
                                                 Wastewater                 Pure      Specialty    Water and
                                                 Treatment   Separations    Water     Products     Wastewater
                                                 Division      Division    Division   Division     Division     Corporate     Total
------------------------------------------------------------------------------------------------------------------------------------
 Six months ended March 31,2000
 Net sales from external customers               $  8,423      $17,270     $7,594     $33,136     $ 25,038      $  --        $91,461
 Intersegment net sales                                16           69         22          10          545         (662)        --
 Segment operating income (loss)                     (753)         796        633       3,887        1,511       (1,606)       4,468
------------------------------------------------------------------------------------------------------------------------------------
 Six months ended March 31,1999
 Net sales from external customers                 10,057       16,379      8,450      26,604       24,285         --         85,775
 Intersegment net sales                                 8          239          1          60          226         (534)        --
 Special charges                                      367           95         13        --            228         --            703
 Segment operating income (loss)                      209          797      1,053       3,179        1,674       (1,601)       5,311
------------------------------------------------------------------------------------------------------------------------------------
 Three months ended March 31,2000
 Net sales from external customers                  3,169        7,785      3,422      16,695       10,539         --         41,610
 Intersegment net sales                                16           57       --             8         (891)         810         --
 Segment operating income (loss)                   (1,222)         262        199       1,996          438         (833)         840
------------------------------------------------------------------------------------------------------------------------------------
 Three months ended March 31,1999
 Net sales from external customers                  5,323        9,065      4,556      13,224       12,239         --         44,407
 Intersegment net sales                              --            214          1           1           73         (289)        --
 Special charges                                      288           31          4        --            161         --            484
 Segment operating income (loss)                      171          413        563       1,697          813         (751)       2,906

A reconciliation of the reportable segments' operating income to consolidated income (loss) before income taxes follows (in thousands):

                                                                        Three Months Ended                     Six Months Ended
                                                                              March 31,                            March 31,
                                                                        1999            2000                1999             2000
                                                                      -------------------------           -------------------------
 Total operating income for
  reportable segments, including corporate                            $ 2,906           $   840           $ 5,311           $ 4,468
Interest expense                                                       (1,590)           (1,778)           (3,390)           (3,519)
Interest income and other items-net                                      (111)             (129)              (16)             (257)
                                                                      -------------------------           -------------------------
                                                                      $ 1,205           $(1,067)          $ 1,905           $   692
                                                                      =========================           =========================

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

         We believe that this divisional structure allows Waterlink to better utilize the strengths of its complementary product lines and brand name to work closer with customers.

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

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. As in the past, Waterlink expects that it may receive contracts that are significantly larger than our average contract award. In addition, certain of the contracts will be subject to Waterlink's ability to provide performance guarantees and performance bonds, as well as the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. As of March 31, 2000, Waterlink's total backlog was approximately $52.5 million, consisting of $39.8 million of written purchase orders for capital goods equipment and $12.7 million of firm commitments to purchase recurring revenue products from our specialty products division. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

         Waterlink's board of directors has authorized management to explore all strategic alternatives that could maximize shareholder value. Consistent with this objective, Waterlink has retained Banc of America Securities LLC as financial advisors to explore strategic options that may be available to Waterlink, including without limitation, alternatives involving the sale of Waterlink.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                                       Three Months Ended                  Six Months Ended
                                                                            March 31,                          March 31,
                                                                     1999              2000              1999             2000
                                                                   -------           -------           -------           -------
Net sales                                                            100.0%            100.0%            100.0%            100.0%
 Cost of sales                                                        66.6              69.1              67.0              69.3
                                                                   -------           -------           -------           -------
Gross profit                                                          33.4              30.9              33.0              30.7

Selling, general and administrative expenses                          24.6              27.6              24.8              24.7
Special charges                                                        1.1            --                   0.8            --
Amortization                                                           1.2               1.3               1.2               1.1
                                                                   -------           -------           -------           -------
Operating income                                                       6.5               2.0               6.2               4.9

Other expense:
  Interest expense                                                    (3.6)             (4.3)             (4.0)             (3.8)
  Interest income and other items-net                                 (0.2)             (0.3)           --                  (0.3)
                                                                   -------           -------           -------           -------
Income (loss) before income taxes                                      2.7              (2.6)              2.2               0.8
Income taxes                                                           0.7               0.6               0.6               0.6
                                                                   -------           -------           -------           -------
Net income (loss)                                                      2.0%             (3.2)%             1.6%              0.2%
                                                                   =======           =======           =======           =======


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net Sales: Net sales for the three months ended March 31, 2000 were $41,610,000, a decrease of $2,797,000, or 6.3%, from the comparable prior period. The decrease can primarily be attributed to our biological and european divisions, where a combination of low bookings and customer delays on orders previously received reduced the amount of revenue we were able to recognize during the current quarter. Lower sales at these two divisions were partially offset by growth at our specialty products division, which experienced sales growth of 26.3%, due to strong product demand and the impact of sales to new customers generated as the result of a small asset purchase by Waterlink at the beginning of the fiscal year. Excluding the sales related to this asset purchase, the internal growth at this division was 16.9%.

Gross Profit: Gross profit for the three months ended March 31, 2000 was $12,845,000, a decrease of $1,972,000 from the comparable prior period. The decrease in the gross profit is due primarily to lower revenues. In addition, gross margin was 30.9% for the three months ended March 31, 2000 as compared to 33.4% for the comparable prior period. The decline in gross margin was due primarily to a higher proportion of sales coming from the specialty products division, which has lower margins.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended March 31, 2000 were $11,485,000, an increase of $575,000 from the comparable prior period. The reinvestment into the sales force made during the second half of fiscal 1999 is one of the main factors contributing to this increase. Selling, general and administrative expenses as a percentage of net sales were 27.6% for the three months ended March 31, 2000 as compared to 24.6% for the comparable prior period. This increase primarily reflects the decrease in revenue, coupled with the $575,000 increase previously discussed.

Special Charges: Special charges of $484,000 during the three months ended March 31, 1999 related to costs associated with the implementation of Waterlink's 1999 strategic operating plan.

Amortization: Amortization expense for the three months ended March 31, 2000 was $520,000 compared to $517,000 during the comparable prior period.

Interest Expense: Interest expense for the three months ended March 31, 2000 was $1,778,000, an increase of $188,000 from the comparable prior period. This increase is principally the result of higher interest rates. Due to higher interest rates related to Waterlink's May 2, 2000 amendment to the domestic credit agreement and working capital needs, interest expense is not expected to improve over the remainder of the fiscal year.

Income Taxes: Waterlink recorded income taxes of $261,000 on a pre-tax loss of $1,067,000 for the three months ended March 31, 2000. The income tax expense results from taxes on earnings outside the United States as well as state income taxes at certain domestic subsidiaries. For the three months ended March 31, 1999, Waterlink recorded income taxes of $331,000 on pre-tax income of $1,205,000, as federal income taxes were not recorded on Waterlink's domestic earnings due to the utilization of its net operating loss carryforward.


Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

Net Sales: Net sales for the six months ended March 31, 2000 were $91,461,000, an increase of $5,686,000, or 6.6%, from the comparable prior period. Sales increases from the prior year were realized at our separations, specialty products and european divisions, with the specialty products division experiencing 24.3% growth due to strong product demand and the impact of sales to new customers generated as the result of a small asset purchase by Waterlink at the beginning of the fiscal year. Excluding the sales related to this asset purchase, the internal growth at this division was 14.9%. Lower sales at the biological and pure water divisions partially offset this growth.

Gross Profit: Gross profit for the six months ended March 31, 2000 was $28,043,000, a decrease of $254,000 from the comparable prior period. This decrease in the result of the gross margin being 30.7% for the six months ended March 31, 2000 as compared to 33.0% for the comparable prior period. The lower gross margin in the current year is the result of lower margin municipal revenue in the european and separations divisions, as well as a higher proportion of sales coming from the specialty products division, which has lower margins.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the six months ended March 31, 2000 were $22,579,000, an increase of $1,350,000 from the comparable prior period. The reinvestment into the sales force made during the second half of fiscal 1999 is one of the main factors contributing to this increase. Selling, general and administrative expenses as a percentage of net sales were 24.7% for the six months ended March 31, 2000 was essentially unchanged from the 24.8% for the comparable prior period.

Special Charges: Special charges of $703,000 during the six months ended March 31, 1999 related to costs associated with the implementation of Waterlink's 1999 plan.

Amortization: Amortization expense for the six months ended March 31, 2000 was $996,000 compared to $1,054,000 during the comparable prior period.

Interest Expense: Interest expense for the six months ended March 31, 2000 was $3,519,000, an increase from the $129,000 from the comparable prior period. This increase is principally the result of higher interest rates.

Income Taxes: Waterlink recorded income taxes of $568,000 on pre-tax income of $692,000 for the six months ended March 31, 2000. The income tax expense reflects taxes on earnings outside the United States as well as state income taxes at certain domestic subsidiaries. For the six months ended March 31, 1999, Waterlink recorded income taxes of $502,000 on pre-tax income of $1,905,000, as federal income taxes were not recorded on Waterlink's domestic earnings due to the utilization of its net operating loss carryforward.


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

          -    the funding of its acquisitions

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

         For the six months ended March 31, 2000, net cash used by operating activities was $2,224,000, purchases of equipment totaled $1,238,000, and $519,000 of additional purchase consideration payments related to acquisitions were made. These cash outlays were financed primarily by long-term borrowings and the sale of certain assets.

         During the fourth quarter of fiscal 1998 and throughout fiscal 1999, Waterlink implemented its 1999 plan. Through September 30, 1999, the costs associated with this plan and other special charges recognized totaled $6,895,000. With regard to these special charges, at March 31, 2000 approximately $810,000 remains reserved for future payments, which payments will be paid over the next two fiscal years.

         Waterlink is pursuing, in the United States District Court for the District of Utah, the collection of a $1.6 million promissory note and $2.4 million of accounts receivable related to a Utah-based land development project, plus interest and penalties. The amounts are collateralized by certain assets relating to the development as well as certain personal guarantees of the landowners. Management believes that the above amounts will be collected in due course and no provision for losses are necessary at this time.

         In addition, Waterlink is in the process of trying to collect the scheduled installment payments related to a project sold in fiscal 1999 that total approximately $1,024,000. The customer is currently experiencing financial difficulties and has filed suit against Waterlink, which in part disputes the amount owed. The amount of any financial loss is not determinable at this time and, as a result, no reserve for any uncollectible amounts has been established as of March 31, 2000. See Part II, Item 1. Legal Proceedings.

         During the quarter ended December 31, 1999, Waterlink completed the sale of its land, building and equipment in Winnipeg, Manitoba, Canada, the former site of its Bioclear manufacturing facility. The net sales proceeds of approximately $889,000 were used to repay a portion of the Canadian credit facility and the domestic credit facility.

Acquisitions

         During the six months ended March 31, 2000, Waterlink made additional purchase consideration payments of $519,000 related to the achievement of targeted operating results of two of our acquisitions. In addition, additional purchase consideration of $1,000,000 was earned at March 31, 2000, which was satisfied by issuing 393,110 shares of Waterlink common stock during April 2000. Both of these amounts have been recorded as additional goodwill. There are no future additional purchase consideration payments that can be earned as of March 31, 2000 related to any of our acquisitions.

Credit Availability

         Waterlink's credit facilities are comprised of (1) a $73,602,000 domestic facility with Bank of America, NA as agent, which expires on May 19, 2003, (2) a $2,000,000 additional term loan commitment as described in the following paragraph, and (3) separate facilities aggregating approximately $6,000,000 at three of its overseas subsidiaries. The credit facilities will be utilized to primarily fund operating activities of Waterlink.

         Effective May 2, 2000, Waterlink entered into an amendment to our domestic facility, which waives certain financial covenants that were not met at March 31, 2000, assuming Waterlink realizes certain operating income levels through December 31, 2000. This waiver is also effective for the quarters ending June 30 and September 30, 2000. As part of this amendment, $1 million of principal payments were deferred from June 30, 2000 until September 29, 2000. In addition, this amendment provides Waterlink with an additional $2,000,000 term loan commitment through September 29, 2000, which can be extended until December 29, 2000 if certain conditions are met. In connection with the additional $2,000,000 term loan commitment, Waterlink issued to Bank of America warrants to purchase, in the aggregate, up to 100,000 shares of Waterlink common stock at an exercise price of $.01 per share. Depending on the amount, if any, Waterlink borrows under the additional $2,000,000 term loan commitment, up to an additional 100,000 warrants to purchase shares of Waterlink common stock could be issued under the same terms and conditions. This amendment also provides that all amounts outstanding under the domestic credit facility will bear interest at a designated variable base rate plus 100 basis points.

         Availability for future borrowings was approximately $400,000 at March 31, 2000, excluding the additional $2,000,000 term loan commitment described in the preceding paragraph.

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

         Waterlink also has in place a credit facility with Royal Bank of Canada of approximately $1,072,000, which is fully utilized. Interest rates are based on the Royal Bank of Canada prime rate plus 3%. Borrowings under the Canadian credit facility are payable in approximately equal monthly installments during the remainder of this fiscal year.

         Waterlink believes that through the end of fiscal 2000, sufficient funds for our working capital needs, additional cash requirements of the 1999 plan and other special charges will be provided by:

          -    future cash flow from operations
          -    borrowings under its credit facilities
          -    the sale of certain assets or product lines

Year 2000

         The year 2000 issue, as widely reported, could cause malfunctions in certain computer-related applications with respect to dates on or after January 1, 2000. We expect most material year 2000 compliance problems to have arisen on or immediately after January 1, 2000. As of April 30, 2000, we are not aware of any year 2000-related problems associated with our internal systems or software or with the software and systems of our vendors, distributors or suppliers. It is possible, however, that year 2000-related problems could arise at a later date. We do not have plans at this time to complete additional work, and we do not expect to experience any material adverse effects on our business, financial condition or results of operations from any vendor, distributor or supplier who may experience year 2000 problems.

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

     -    the success of Waterlink's exploration of strategic alternatives

     -    the cost of capital, including interest rate increases

     -    unanticipated litigation, claims or assessments


Readers are referred to the "Forward-Looking Statements" section, commencing on page 23, in Waterlink's 1999 Annual Report on Form 10-K filed on December 1, 1999, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements herein.

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings
       -------------------------

       On March 31, 2000, Bartow Ethanol of Florida, LC filed suit against Waterlink in the Court of Common Pleas, Cuyahoga, County, Ohio, Case No. 405353. The suit arises out of Waterlink's sale of a biological treatment system to Bartow in 1998. Essentially, Bartow claims that Waterlink breached the sale contract by failing to timely provide a properly functioning biological treatment system. Bartow also claims that Waterlink misrepresented its ability to complete the system on time, among other things. Bartow seeks compensatory, consequential and punitive damages totaling $31,150,000, plus attorneys' fees and costs in an unspecified amount. Waterlink alleges that Bartow currently owes Waterlink approximately $1,024,000 for the system, which Bartow has refused to pay. Management believes this suit is without merit. Management intends to vigorously defend the suit, and believes the suit will not have a material adverse effect on our business or financial results.

       Item 6.  Exhibits and Reports on Form 8-K
       -----------------------------------------

       (a)    Exhibits

       10.1 Executive Employment Agreement, dated January 20, 2000, between Waterlink and Mark E. Brody

       10.2 Amendment to Executive Employment Agreement, dated as of January 20, 2000, between Waterlink and T. Scott King

       10.3 Amended and Restated Credit Agreement, dated as of June 27, 1997 and amended and restated as of February 11, 2000, among Waterlink, Inc. and Bank of America, NA as agent, and the other financial institutions party hereto

       10.4 Eighth Amendment, dated as of May 2, 2000, to Amended and Restated Credit Agreement, dated as of February 11, 2000, among Waterlink, Inc. and Bank of America, NA as agent, and the other financial institutions party hereto

       27.1 Financial Data Schedule as of and for the six months ended March 31, 2000

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


                                    Waterlink, Inc.
                                    (Registrant)


                                    By: /s/ T. Scott King
                                       ------------------
                                       T. Scott King
                                       President and Chief Executive Officer


                                    By: /s/ Mark E. Brody
                                       ------------------
                                       Mark E. Brody
                                       Chief Financial Officer


Dated:  May 12, 2000