Form 10-Q
period 2000-06-30
WATERLINK INC
filed 2000-08-02
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2000

                                       or

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

Common Stock, $.001 par value -19,604,201 shares outstanding as of July 31, 2000

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                                                 PAGE
                                                                                                 ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 1999 and
         June 30, 2000                                                                           3 - 4

         Consolidated statements of operations - Three months ended June 30,
         1999 and 2000; Nine months ended
         June 30, 1999 and 2000                                                                      5

         Consolidated statements of cash flows - Nine months
         ended June 30, 1999 and 2000                                                                6

         Notes to consolidated financial statements                                             7 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                  12

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                          20

Signatures                                                                                          21

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS-UNAUDITED

                                                   September 30,        June 30,
                                                       1999               2000
                                                   -------------      ------------
ASSETS                                                     (In thousands)
Current assets:
  Cash and cash equivalents                           $  1,734          $  1,838
  Accounts receivable:
    Trade, net                                          37,883            33,040
    Other                                                2,163             1,526
  Inventories                                           23,761            19,930
  Costs in excess of billings                           18,641            25,227
  Other current assets                                   3,198             3,298
                                                      --------          --------
Total current assets                                    87,380            84,859

Property, plant and equipment, at cost:
  Land, buildings and improvements                       3,022             3,619
  Machinery and equipment                                8,501             8,147
  Office equipment                                       3,271             3,781
                                                      --------          --------
                                                        14,794            15,547
  Less accumulated depreciation                          2,660             4,017
                                                      --------          --------
                                                        12,134            11,530

Other assets:
  Goodwill, net                                         77,777            75,130
  Patents, net                                           1,316             1,243
  Other assets                                           6,788             6,321
                                                      --------          --------
                                                        85,881            82,694
                                                      --------          --------
Total assets                                          $185,395          $179,083
                                                      ========          ========


                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)

                                                           September 30,       June 30,
                                                               1999              2000
                                                           -------------     -------------
                                                                   (In thousands,
LIABILITIES AND SHAREHOLDERS' EQUITY                              except share data)
Current liabilities:
  Accounts payable-trade                                     $  22,197         $  17,299
  Accrued expenses                                              16,266            18,306
  Additional purchase price payable                                298                 -
  Billings in excess of cost                                     4,022             1,922
  Accrued income taxes                                           1,360             1,044
  Deferred income taxes                                            160               148
  Current portion of long-term obligations                       8,218            11,178
                                                             ---------         ---------
Total current liabilities                                       52,521            49,897

Long-term obligations:
  Long-term debt                                                78,449            64,998
  Convertible subordinated notes-related parties                 3,250                 -
  Other long-term obligations                                    1,189               518
                                                             ---------         ---------
                                                                82,888            65,516

Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                          -                 -
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 12,635,861 shares
    at September 30, 1999 and 19,604,201
    at June 30, 2000                                                13                20
  Additional paid-in capital                                    73,781            91,958
  Accumulated other comprehensive loss                          (2,288)           (6,572)
  Accumulated deficit                                          (21,520)          (21,736)
                                                             ---------         ---------
Total shareholders' equity                                      49,986            63,670
                                                             ---------         ---------
Total liabilities and shareholders' equity                   $ 185,395         $ 179,083
                                                             =========         =========



                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                       Three Months Ended                  Nine Months Ended
                                                            June 30,                            June 30,
                                                     1999              2000              1999              2000
                                                   ---------         ---------         ---------         ---------
                                                               (In thousands, except per share data)

 Net sales                                         $  43,083         $  43,877         $ 128,858         $ 135,338
 Cost of sales                                        31,229            30,934            88,707            94,352
                                                   ---------         ---------         ---------         ---------
 Gross profit                                         11,854            12,943            40,151            40,986

 Selling, general and
   administrative expenses                            11,600            10,461            32,829            33,040
 Special charges                                       2,084                 -             2,787                 -
 Amortization                                            515               543             1,569             1,539
                                                   ---------         ---------         ---------         ---------
 Operating income (loss)                              (2,345)            1,939             2,966             6,407

 Other expense:
   Interest expense                                   (1,702)           (2,077)           (5,092)           (5,596)
   Other items-net                                      (147)              (77)             (163)             (334)
                                                   ---------         ---------         ---------         ---------
 Income (loss) before income taxes                    (4,194)             (215)           (2,289)              477
 Income taxes                                            367               125               869               693
                                                   ---------         ---------         ---------         ---------

 Net loss                                          $  (4,561)        $    (340)        $  (3,158)        $    (216)
                                                   =========         =========         =========         =========

 Loss per common share:
   Basic                                           $   (0.36)        $   (0.02)        $   (0.25)        $   (0.01)
   Assuming dilution                               $   (0.36)        $   (0.02)        $   (0.25)        $   (0.01)

Weighted average common shares outstanding:
   Basic                                              12,636            19,486            12,529            19,194
   Assuming dilution                                  12,636            19,486            12,529            19,194



                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

                                                             Nine Months Ended
                                                                  June 30,
                                                            1999             2000
                                                       ------------      -----------
                                                               (In thousands)

OPERATING ACTIVITIES
Net loss                                                 $ (3,158)        $   (216)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Special charges                                         2,183                -
    Depreciation and amortization                           2,962            3,119
    Deferred income taxes                                     379              515
    Changes in working capital:
      Accounts receivable                                    (991)           4,090
      Inventories                                              40            3,381
      Costs in excess of billings                          (9,128)          (7,317)
      Refundable income taxes                                 840                -
      Other assets                                          3,073           (1,487)
      Accounts payable                                      4,568           (4,129)
      Accrued expenses                                      2,764            2,499
      Billings in excess of cost                             (465)          (1,999)
      Accrued income taxes                                   (730)            (287)
                                                         --------         --------
Net cash  provided (used) by operating activities           2,337           (1,831)

INVESTING ACTIVITIES
Purchases of equipment                                     (1,470)          (1,411)
Proceeds from sale of building                                519              889
Purchases of subsidiaries, net of cash acquired            (1,902)            (519)
                                                         --------         --------
Net cash used in investing activities                      (2,853)          (1,041)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                          3,106              337
Payments on long-term borrowings                           (2,341)         (13,305)
Proceeds from sale of common stock                              -           16,222
                                                         --------         --------
Net cash provided by financing activities                     765            3,254

Effect of exchange rate changes on cash                    (2,563)            (278)
                                                         --------         --------

(Decrease) increase in cash and cash equivalents           (2,314)             104
Cash and cash equivalents at beginning of period            3,925            1,734
                                                         --------         --------
Cash and cash equivalents at end of period               $  1,611         $  1,838
                                                         ========         ========



                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

    (INFORMATION AS OF JUNE 30, 2000 AND FOR THE THREE AND NINE-MONTH PERIODS
                   ENDED JUNE 30, 1999 AND 2000 IS UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

2.       INVENTORIES

Inventories consisted of the following (in thousands):

                                                                     September 30,     June 30,
                                                                         1999            2000
                                                                         ----            ----

         Raw materials and supplies                                    $ 13,836        $ 11,883
         Work in process                                                  4,394           2,017
         Finished goods                                                   5,531           6,030
                                                                       --------        --------
                                                                       $ 23,761        $ 19,930
                                                                       ========        ========

3.       CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (in thousands):

                                                                     September 30,     June  30,
                                                                         1999            2000
                                                                         ----            ----
         Contract costs incurred to date                               $ 64,062        $ 75,739
         Estimated profits                                               25,439          28,966
                                                                       --------        --------
         Contract revenue earned to date                                 89,501         104,705
         Less billings to date                                           74,882          81,400
                                                                       --------        --------
         Cost and estimated earnings in excess of billings, net        $ 14,619        $ 23,305
                                                                       ========        ========

The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                                              September 30,     June 30,
                                                                  1999            2000
                                                                  ----            ----
     Costs in excess of billings                                $ 18,641        $ 25,227
     Billings in excess of cost                                    4,022           1,922
                                                                --------        --------
                                                                $ 14,619        $ 23,305
                                                                ========        ========

4.       CAPITALIZATION

During October 1999, the Company sold 6,300,000 shares of Common Stock in a public offering to certain investors. The aggregate net proceeds of $16,222,000 were used to repay a portion of its outstanding indebtedness. In October 1999, the $1,600,000 balance of a convertible subordinated note was paid in cash. Also during October 1999, $750,000 of the $1,000,000 balance outstanding of a convertible subordinated note was converted in exchange for 275,230 shares of Common Stock, with the remaining principal being paid in cash. In April 2000, pursuant to the terms of the original acquisition agreement, 393,110 shares of Common Stock were issued to the former shareholders of an acquired business in satisfaction of additional purchase price consideration earned during the twelve months ended March 31, 2000.

In addition, the Company sold its facility located in Winnipeg, Manitoba, Canada in December 1999. The net proceeds of approximately $889,000 were used to repay a portion of outstanding indebtedness.

Long-term obligations consisted of the following (in thousands):

                                                          September 30,      June 30,
                                                               1999            2000
                                                          -------------    ------------
Long-term debt:
  Revolving credit agreements with a bank                     $32,269        $34,800
  Term note payable to a bank                                  48,836         37,602
  Note payable to a bank                                        2,570            496
  Other notes payable to various parties                        1,392          1,028
Convertible subordinated notes - related parties:
  Note payable to former shareholders of Meva                   1,600              -
  Note payable to a former shareholder of Hycor                 1,000              -
  Note payable to former shareholders of C'treat                2,250          2,250
                                                              -------        -------
                                                               89,917         76,176
Less current maturities                                         8,218         11,178
                                                              -------        -------
                                                              $81,699        $64,998
                                                              =======        =======

A progression of shareholders' equity follows (in thousands):

                                                                            Accumulated
                                                              Additional       Other          Accumu-        Total
                                                 Common        Paid-in      Comprehensive      lated      Shareholders'
                                                  Stock        Capital          Loss          Deficit        Equity
                                                 -------      --------       ---------        -------        ------
Balance at September 30, 1999                    $   13        $73,781        $(2,288)       $ (21,520)     $49,986
Net loss                                                                                          (216)        (216)
Foreign currency translation adjustments                                       (4,284)                       (4,284)
                                                                                                            -------
   Comprehensive loss                                                                                        (4,500)
Sale of 6,300,000 shares of common stock              6         16,216                                       16,222
Issuance of 275,230 shares of common
  stock in connection with the conversion
  of convertible subordinated notes                                750                                          750
Issuance of 393,110 shares of common
  stock in connection with an acquisition             1            999                                        1,000
Other                                                              212                                          212
                                                  -----        -------        -------        ---------      -------
Balance at June 30, 2000                          $  20        $91,958        $(6,572)       $ (21,736)     $63,670
                                                  =====        =======        =======        =========      =======

The comprehensive loss for the three months ended June 30, 2000 and 1999 was $2,152,000 and $6,654,000, respectively. The comprehensive loss for the nine months ended June 30, 1999 was $8,223,000.

5.       SPECIAL CHARGES

During fiscal 1999, the Company completed the implementation of its 1999 Strategic Operating Plan (the "1999 Plan"). The Company was restructured from a holding company with 23 operating companies into five integrated divisions that focus on specific market segments. The 1999 Plan eliminated redundant costs and is intended to improve operating efficiencies. The plan included costs associated with the exiting and consolidation of certain facilities and employee termination costs. In conjunction with the 1999 Plan the Company reduced its workforce by approximately 122 people, 98 of which have received, or are currently receiving, termination benefits in accordance with Company guidelines or local laws. In addition, seven facilities were closed or relocated.

The following table summarizes the provisions, payments and the unpaid balances associated with the 1999 Plan. The unpaid balances, or reserve, are expected to be utilized through fiscal 2000 (in thousands):

                                                        Terminations  Other Exit
                                                         Benefits        Costs       Total
                                                        -----------   ----------   ----------
   Provision in fiscal 1998                             $     1,076    $   1,782   $    2,858
   Payments in fiscal 1998                                     (120)        (480)        (600)
                                                        -----------   ----------   ----------
     Reserve at September 30, 1998                              956        1,302        2,258
   Provision in fiscal 1999                                   1,093          900        1,993
   Payments in fiscal 1999                                   (1,444)      (1,918)      (3,362)
                                                        -----------   ----------   ----------
     Reserve at September 30, 1999                              605          284          889
   Payments in fiscal 2000                                     (519)        (250)        (769)
                                                        -----------   ----------   ----------
     Reserve at June 30, 2000                           $        86   $       34   $      120
                                                        ===========   ==========   ==========

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

With regard to all of these special charges, approximately $541,000 remains reserved for future payment at June 30, 2000, which will be paid over the next two fiscal years.

6.       EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and assuming dilution earnings (loss) per share (in thousands, except per share data):

                                                                  Three Months Ended                Nine Months Ended
                                                                        June 30,                          June 30,
                                                                 1999             2000             1999             2000
                                                                 ----             ----             ----             ----
Numerator:
    Numerator for basic and diluted earnings per share-
        net loss                                               $ (4,561)        $   (340)        $ (3,158)        $   (216)
                                                               ========         ========         ========         ========

Denominator:
  Average shares outstanding- basic                              12,636           19,486           12,529           19,194
  Effect of dilutive securities:
       Stock options and warrants                                     -                -                -                -
                                                               --------         --------         --------         --------
 Denominator for diluted earnings per share-
      weighted average shares and assumed conversions            12,636           19,486           12,529           19,194
                                                               ========         ========         ========         ========

Earnings (loss) per common share:
      Basic                                                    $  (0.36)        $  (0.02)        $  (0.25)        $  (0.01)
      Assuming dilution                                        $  (0.36)        $  (0.02)        $  (0.25)        $  (0.01)

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

Prior to the adoption of SFAS No. 131 the Company reported under one industry segment. The information for the prior year has been restated to reflect the division structure described above. As of June 30, 2000, no measurement changes have been made to the basis of segmentation or the measurement of profit or loss from that reported in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and there were no material changes to total assets by segment.

The following table summarizes the Company's operations by the five divisions, or segments, and corporate (in thousands):

                                      Biological                                     European
                                       Wastewater               Pure      Specialty  Water and
                                       Treatment  Separations   Water      Products  Wastewater
                                        Division    Division   Division    Division   Division    Corporate    Total
-----------------------------------------------------------------------------------------------------------------------
 Nine months ended June 30, 2000
   Net sales from external customers    $  11,943  $  26,490   $  12,305  $  49,783   $  34,817    $     -   $ 135,338
   Intersegment net sales                      50         78          43         30       1,016     (1,217)          -
   Segment operating income (loss)           (801)     1,343       1,347      5,436       1,600     (2,518)      6,407
-----------------------------------------------------------------------------------------------------------------------
 Nine months ended June 30, 1999
   Net sales from external customers       14,053     25,590      11,557     41,992      35,666          -     128,858
   Intersegment net sales                       8        202         629         93         558     (1,490)          -
   Special charges                          1,880        198          70          -         378        261       2,787
   Segment operating income (loss)         (1,414)    (1,250)      1,393      4,934       2,308     (3,005)      2,966
-----------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2000
   Net sales from external customers        3,520      9,220       4,711     16,647       9,779          -      43,877
   Intersegment net sales                      34          9          21         20         471       (555)          -
   Segment operating income (loss)            (48)       547         714      1,549          89       (912)      1,939
-----------------------------------------------------------------------------------------------------------------------
 Three months ended June 30, 1999
   Net sales from external customers        3,996      9,211       3,107     15,388      11,381          -      43,083
   Intersegment net sales                       -          -         628         33         295       (956)          -
   Special charges                          1,513        103          57          -         150        261       2,084
   Segment operating income (loss)         (1,623)    (2,047)        340      1,755         634     (1,404)     (2,345)

A reconciliation of the reportable segments' operating income (loss) to consolidated income (loss) before income taxes follows (in thousands):

                                                        Three Months Ended              Nine Months Ended
                                                             June 30,                         June 31,
                                                       1999             2000             1999         2000
                                                  ----------------------------    ---------------------------
 Total operating income for
   reportable segments, including corporate         $  (2,345)        $ 1,939          $  2,966     $ 6,407
 Interest expense                                      (1,702)         (2,077)           (5,092)     (5,596)
 Other items-net                                         (147)            (77)             (163)       (334)
                                                  ----------------------------    ---------------------------
                                                    $  (4,194)        $  (215)         $ (2,289)    $   477
                                                  ============================    ===========================

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

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. As in the past, Waterlink expects that it may receive contracts that are significantly larger than our average contract award. In addition, certain of the contracts will be subject to Waterlink's ability to provide performance guarantees and performance bonds, as well as the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. As of June 30, 2000, Waterlink's total backlog was approximately $49.3 million, consisting of $35.2 million of written purchase orders for capital goods equipment and $14.1 million of firm commitments to purchase recurring revenue products from our specialty products division. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

         Waterlink's board of directors has authorized management to explore all strategic alternatives that could maximize shareholder value. Consistent with this objective, Waterlink has retained Banc of America Securities LLC as financial advisors to explore strategic options that may be available to Waterlink, including without limitation, alternatives involving the sale of Waterlink.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                     Three Months Ended            Nine Months Ended
                                                          June 30,                      June 30,
                                                     1999          2000            1999          2000
                                                    -----          -----          -----          -----
Net sales                                           100.0%         100.0%         100.0%         100.0%
Cost of sales                                        72.5           70.5           68.8           69.7
                                                    -----          -----          -----          -----
Gross profit                                         27.5           29.5           31.2           30.3

Selling, general and administrative expenses         26.9           23.9           25.5           24.4
Special charges                                       4.8             --            2.2             --
Amortization                                          1.2            1.2            1.2            1.2
                                                    -----          -----          -----          -----
Operating income (loss)                              (5.4)           4.4            2.3            4.7

Other expense:
  Interest expense                                   (4.0)          (4.7)          (4.0)          (4.1)
  Other items-net                                    (0.3)          (0.2)          (0.1)          (0.3)
                                                    -----          -----          -----          -----
Income (loss) before income taxes                    (9.7)          (0.5)          (1.8)           0.3
Income taxes                                          0.9            0.3            0.7            0.5
                                                    -----          -----          -----          -----
Net loss                                            (10.6)%         (0.8)%         (2.5)%         (0.2)%
                                                    =====          =====          =====          =====


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net Sales: Net sales for the three months ended June 30, 2000 were $43,877,000, an increase of $794,000, or 1.8%, from the comparable prior period. The increase can primarily be attributed to our specialty products and pure water divisions, partially offset by a decrease in our european division. Our specialty products division experienced an 8.1% increase in sales as a result of an increase in carbon revenues due primarily to a small asset purchase by Waterlink at the beginning of the fiscal year and from other new business, partially offset by a decrease in their solvent recovery systems sales. The improvement in our pure water division was largely the result of an increase in bookings activity over the prior year quarter which helped to generate a 26.7% increase in sales. In our european division sales declined by 12.3% from the prior year quarter due mainly to low bookings activity within our U.K. operation.

Gross Profit: Gross profit for the three months ended June 30, 2000 was $12,943,000, an increase of $1,089,000 from the comparable prior period. The gross profit in 1999 was reduced by $2,137,000 of costs associated with the exit of our Great Lakes facility. Gross margin was 29.5% for the three months ended June 30, 2000, compared to 27.5 % for the three months ended June 30, 1999. Absent the costs associated with the exit of the Great Lakes facility, the gross margin in 1999 would have been 32.5%. The lower gross margin for 2000 compared to the adjusted 1999 gross margin is attributed partially to an increase in revenues during the current quarter from carbon sales within the specialty products division, which has lower margins, and from additional contract costs provided by the european division in the quarter.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended June 30, 2000 were $10,461,000, a decrease of $1,139,000 from the comparable prior period. The decrease in the current quarter as compared to the prior year reflects the following: (a) a $720,000 adjustment to our pension accrual in our european division related to a refund of prior premiums, (b) commission expense being $107,000 lower in the current year due to product mix, and (c) the prior year including a write off of $255,000 of costs related to acquisition activity that was abandoned during the quarter ended June 30, 1999. Selling, general and administrative expenses as a percentage of net sales were 23.9% for the three months ended June 30, 2000 as compared to 26.9% for the comparable prior period. This decrease is attributable to the factors previously discussed.

Special Charges: Special charges totaled $2,084,000 during the three months ended June 30, 1999. Costs associated with the implementation of Waterlink's 1999 strategic operating plan accounted for $784,000 of these costs, with the remaining $1,300,000 resulting from the write down in value of the then remaining assets of our former Bioclear operation.

Amortization: Amortization expense for the three months ended June 30, 2000 was $543,000 compared to $515,000 during the comparable prior period.

Interest Expense: Interest expense for the three months ended June 30, 2000 was $2,077,000, an increase of $375,000 from the comparable prior period. This increase is principally the result of higher market interest rates and from certain financing costs associated with Waterlink's May 2, 2000 amendment to our domestic credit agreement. Due to these factors, interest expense is not expected to improve over the remainder of the fiscal year.

Income Taxes: Waterlink recorded income taxes of $125,000 on a pre-tax loss of $215,000 for the three months ended June 30, 2000. For the three months ended June 30, 1999, Waterlink recorded income taxes of $367,000 on a pre-tax loss of $4,194,000. The income tax expense results from taxes on earnings outside the United States as well as state income taxes at certain domestic subsidiaries.

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

Net Sales: Net sales for the nine months ended June 30, 2000 were $135,338,000, an increase of $6,480,000, or 5.0%, from the comparable prior period. This increase came principally from the specialty products division which experienced an 18.4% growth in sales due to strong product demand, the impact of carbons sales to new customers, and additional sales generated as the result of a small asset purchase by Waterlink at the beginning of the fiscal year. Excluding the sales related to this asset purchase, the internal growth at this division was 9.5%. Lower sales in the biological division partially offset this growth.

Gross Profit: Gross profit for the nine months ended June 30, 2000 was $40,986,000, an increase of $835,000 from the comparable prior period. The gross profit in 1999 was reduced by $2,137,000 of costs associated with the exit of our Great Lakes facility. Gross margin was 30.3% for the nine months ended June 30, 2000, compared to 31.2% for the nine months ended June 30, 1999. Absent the costs associated with the exit of the Great Lakes facility, the gross margin in 1999 would have been 32.8%. The lower gross margin in the current year as compared to the adjusted 1999 gross margin is primarily the result of issues in the european and specialty products divisions. In the european division, margins have been reduced by additional contract costs recorded in the third quarter and from lower margin municipal jobs. Margins within the specialty products division were lower mainly due to the mix of higher carbons sales which have lower overall gross margins.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the nine months ended June 30, 2000 were $33,040,000, an increase of $211,000, or 0.6%, from the comparable prior period. Selling, general and administrative expenses as a percentage of net sales were 24.4% for the nine months ended June 30, 2000 as compared to 25.5% for the comparable prior period. This percentage decrease reflects the higher level of sales during the current year along with the current year pension adjustment of $720,000 reflected in the third quarter.

Special Charges: Special charges totaled $2,787,000 during the nine months ended June 30, 1999. Costs associated with the implementation of Waterlink's 1999 strategic operating plan accounted for $1,487,000 of these costs, with the remaining $1,300,000 resulting from the write down in value of the then remaining assets of our former Bioclear operation.

Amortization: Amortization expense for the nine months ended June 30, 2000 was $1,539,000 compared to $1,569,000 during the comparable prior period.

Interest Expense: Interest expense for the nine months ended June 30, 2000 was $5,596,000, an increase of $504,000 from the comparable prior period. This increase is principally the result of higher market interest rates.

Income Taxes: Waterlink recorded income taxes of $693,000 on pre-tax income of $477,000 for the nine months ended June 30, 2000. For the nine months ended June 30, 1999, Waterlink recorded income taxes of $869,000 on a pre-tax loss of $2,289,000. The income tax expense reflects taxes on earnings outside the United States as well as state income taxes at certain domestic subsidiaries.

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

         For the nine months ended June 30, 2000, net cash used by operating activities was $1,831,000, purchases of equipment totaled $1,411,000, and additional purchase consideration payments of $519,000 related to acquisitions were made. These cash outlays were financed primarily by long-term borrowings and the sale of certain assets.

         During the fourth quarter of fiscal 1998 and throughout fiscal 1999, Waterlink implemented its 1999 plan. Through September 30, 1999, the costs associated with this plan and other special charges recognized totaled $6,895,000. With regard to these special charges, at June 30, 2000 approximately $541,000 remains reserved for future payments, which payments will be paid over the next two fiscal years.

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

         In addition, Waterlink is in the process of trying to collect the scheduled installment payments related to a project sold in fiscal 1999 that total approximately $1,024,000. The customer is currently experiencing financial difficulties and has filed suit against Waterlink, which in part disputes the amount owed. The amount of any financial loss is not determinable at this time and, as a result, no reserve for any uncollectible amounts has been established as of June 30, 2000.

         During the quarter ended December 31, 1999, Waterlink completed the sale of its land, building and equipment in Winnipeg, Manitoba, Canada, the former site of its Bioclear manufacturing facility. The net sales proceeds of approximately $889,000 were used to repay a portion of the Canadian credit facility and the domestic credit facility.

Acquisitions

         During the nine months ended June 30, 2000, Waterlink made additional purchase consideration payments of $519,000 related to the achievement of targeted operating results of two of our acquisitions. In addition, additional purchase consideration of $1,000,000 was earned at March 31, 2000, which was satisfied by issuing 393,110 shares of Waterlink common stock during April 2000. Both of these amounts have been recorded as additional goodwill. There are no future additional purchase consideration payments that can be earned as of June 30, 2000 related to any of our acquisitions.

Credit Availability

         Waterlink's credit facilities are comprised of (1) a $73,602,000 domestic credit facility with Bank of America, NA, as agent, which expires on May 19, 2003, (2) a $2,000,000 additional term loan commitment as described in the following paragraph, and (3) separate facilities aggregating approximately $6,000,000 at three of its overseas subsidiaries. The credit facilities will be utilized to primarily fund operating activities of Waterlink.

         Effective May 2, 2000, Waterlink entered into an amendment to our domestic credit facility, which waives certain financial covenants that were not met at March 31, 2000, assuming Waterlink realizes certain operating income levels through December 31, 2000. This waiver is also effective for the quarters ending June 30 and September 30, 2000. As part of this amendment, $1 million of principal payments were deferred from June 30, 2000 until September 29, 2000. In addition, this amendment provides Waterlink with an additional $2,000,000 term loan commitment through September 29, 2000, which can be extended until December 29, 2000 if certain conditions are met. In connection with the additional $2,000,000 term loan commitment, Waterlink issued to Bank of America warrants to purchase, in the aggregate, up to 100,000 shares of Waterlink common stock at an exercise price of $.01 per share. Depending on the amount, if any, Waterlink borrows under the additional $2,000,000 term loan commitment, up to an additional 100,000 warrants to purchase shares of Waterlink common stock could be issued under the same terms and conditions. As of June 30, 2000, no amounts have been borrowed under the additional $2,000,000 term loan commitment. This amendment also provides that all amounts outstanding under the domestic credit facility will bear interest at a designated variable base rate plus 100 basis points.

         Availability for future borrowings was approximately $825,000 at June 30, 2000, excluding the additional $2,000,000 term loan commitment described in the preceding paragraph.

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

         Waterlink also has in place a credit facility with Royal Bank of Canada of approximately $496,000, which is fully utilized. Interest rates are based on the Royal Bank of Canada prime rate plus 3%. Borrowings under the Canadian credit facility are payable in approximately equal monthly installments during the remainder of this fiscal year.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition". SAB No. 101 provides guidance on numerous revenue recognition issues and is effective for Waterlink in fiscal 2001. Waterlink has not yet determined what the effect of adopting SAB No. 101 will be on its operations or financial position.

FORWARD LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

-        changes in world economic conditions, including
         - instability of governments and legal systems in countries in which Waterlink conducts business
         -        significant changes in currency valuations
         -        recessionary environments
         -        year 2000 compliance issues
         -        the effects of military conflicts
- changes in customer demand and timing of orders as they affect sales and product mix, including
         -        the effect of strikes at customer's facilities
         -        variations in backlog
         -        the impact of changes in industry business cycles
-        competitive factors, including
         -        changes in market penetration
         -        introduction of new products by existing and new competitors
-        changes in operating costs, including
         - changes in Waterlink's and its subcontractors' manufacturing processes
         -        changes in costs associated with varying levels of operations
         -        changes resulting from different levels of customers demands
         -        effects of unplanned work stoppages
         -        changes in cost of labor and benefits
         -        the cost and availability of raw materials and energy
- the degree of success of Waterlink's strategic plan, including the evaluation of certain product lines
- the ability to obtain additional credit availability to support working capital requirements
-        the success of Waterlink's exploration of strategic alternatives
-        the cost of capital, including interest rate increases

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

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K
         -----------------------------------------

         (a)      Exhibits

         27.1 Financial Data Schedule as of and for the nine months ended June 30, 2000

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

                                      Waterlink, Inc.
                                      (Registrant)


                                      By: /s/ T. Scott King
                                          -----------------
                                          T. Scott King
                                          President and Chief Executive Officer

                                      By: /s/ Mark E. Brody
                                          -----------------
                                          Mark E. Brody
                                          Chief Financial Officer

Dated:  August 2, 2000