Form 10-K
period 2000-09-30
WATERLINK INC
filed 2000-12-21
CIK 1037682

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2000

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From                 to

                         Commission file number 1-13041

                                WATERLINK, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    34-1788678
               ------------                                --------------
      (State or other jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)
    4100 HOLIDAY STREET N.W. SUITE 201
               CANTON, OHIO                                     44718
-------------------------------------------                    -------
 (Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code:  (330) 649-4000
                                                     --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 30, 2000 the aggregate market value of Waterlink's voting Common Stock held by non-affiliates of Waterlink was approximately $5,656,000.

As of December 15, 2000 there were 19,659,694 shares of the registrant's Common Stock, $.001 par value outstanding.

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

       Waterlink was incorporated in Delaware on December 7, 1994 to participate in the consolidation of the highly fragmented water purification and wastewater treatment industry. Waterlink grew rapidly through acquisitions from 1995 through 1998. To date Waterlink has made 13 acquisitions, targeting businesses in two principal markets (wastewater and pure water treatment) and in two geographic areas (United States and Europe). Our principal executive offices are located at 4100 Holiday Street N.W., Suite 201, Canton, Ohio 44718 and our telephone number is (330) 649-4000.

DIVISIONAL FORMAT

       Waterlink is organized under a divisional format for efficient centers of product expertise and geographic experience, to better serve Waterlink's customers and independent marketing representatives. As of September 30, 2000 Waterlink operated within the following four divisions:

       - the Specialty Products Division

       - the Separations Division

       - the European Water and Wastewater Division

       - the Pure Water Division

       As of the end of fiscal 2000 Waterlink decided to exit its biological wastewater treatment division. In September 2000 Waterlink sold all of the outstanding shares of two of its subsidiaries, Aero-Mod Incorporated and Waterlink Operational Services, Inc. in a single transaction. Both of the companies were part of the biological wastewater treatment division. The remaining operating companies within the division are being held for sale or disposal. Accordingly, the operations of the biological wastewater treatment division are reported as discontinued operations for each period presented.

       The four divisions that comprise the continuing operations of Waterlink are described below.

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

       - indoor air quality systems

       - odor control systems

       - soil vapor extraction systems

       - solvent recovery systems engineered and installed on a turn-key basis, to recover valuable solvents

       The specialty products division's products and systems are sold worldwide using a combination of direct sales and sales representatives. For the year ended September 30, 2000, net sales for this division were approximately $64.7 million.

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

       The separations division sells its products and systems primarily in North America through a network of independent manufacturers representatives. For the year ended September 30, 2000, net sales for the division were approximately $36.3 million.

EUROPEAN WATER AND WASTEWATER DIVISION

       The European water and wastewater division provides products and systems similar to the separations division but focusing specifically on the European and Asian municipal and industrial markets.

       The European water and wastewater division, with principal locations in Sweden, Germany and the United Kingdom, offers its products under various proprietary names, including:

       - Dynasand(TM) continuous sand filters

       - Lamella(TM) separators

       - Zickert(TM) bottom scrapers

       - Noxon(TM) centrifuges

       - MEVA(TM) fine screens

       The products are sold separately or as an engineered turn-key solution. For the year ended September 30, 2000, net sales for the division were approximately $40.8 million.

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

       - the manufacture of pleated membrane sediment filtration cartridges which are used for removal of suspended solids

       - the distribution of other major lines of filter housings, filters and components

       C'treat is a provider of reverse osmosis desalination equipment and services to the worldwide energy industry. C'treat equipment provides fresh water for offshore drilling rigs and production platforms. C'treat enjoys a significant market presence through a sales organization that includes representatives and technical licensees in 12 countries. For the year ended September 30, 2000, net sales for the pure water division were approximately $17.7 million.

OPERATING AND SALES STRATEGY

       Waterlink has adopted a decentralized approach to the operational management of our divisions. While functions such as strategic planning, financial reporting, treasury, communications and risk management are centralized in Waterlink's corporate headquarters, local management at each of our divisions is primarily responsible for the day-to-day operation of the division's business.

       We sell our systems, equipment and services primarily through approximately 90 direct sales personnel and approximately 270 independent sales organizations. Waterlink also sells through licensees, principally in the Asia-Pacific region as well as in Europe. To a lesser extent, Waterlink sells through water treatment distributors, which take title to equipment for resale to the end-user. Waterlink seeks to have a single sales organization within a particular market in order to foster a close relationship with its sales representatives and present a cohesive image to the marketplace. The independent sales representatives typically will identify sales opportunities, and then work together as a team with Waterlink's direct sales force, which has greater technical and product knowledge, to complete the sale and service the customer. Waterlink's direct sales force generally plays a more primary role in sales of Waterlink's design/build solutions.

       While we have received contract awards in excess of $5 million, Waterlink is primarily focusing its marketing efforts on contract awards of up to approximately $4 million. We believe that competition is fiercer for larger contract awards and the timing of these awards is more unpredictable.

COMPETITION

       Despite an accelerating trend toward consolidation, the water purification and wastewater treatment industry remains fragmented and highly competitive due to the large number of competitors within each product area. Waterlink has a significant number of competitors, including a number of integrated suppliers and equipment manufacturers, some of which are larger and have greater resources than Waterlink. We believe that success in this market is based on the ability to offer appropriate technology, influence specifications, have strong distribution, maintain respect within the consulting and engineering community, finance and bond projects awarded, provide timely delivery, and maintain a reputation for service and parts support after the sale. Additionally, in the municipal arena, the ability to meet bid specifications and to set pricing are often primary considerations. Waterlink believes that its technologies and cost structures as well as its strong local presence in international markets enable it to compete effectively against these companies, however, our poor financial performance has hurt our competitive position to finance and bond large projects.

       Waterlink's primary competitors include operating subsidiaries of Vivendi, including Compagnie Generale des Eaux and U.S. Filter Corporation; Suez de Lyonaise des Eaux; Calgon Carbon Corporation; Parkson Corporation; Ionics, Incorporated; Alpha Laval and Humbolt KHD.

STRATEGIC ALTERNATIVE PROCESS

       In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives that could maximize our shareholders' investment in Waterlink. To assist us in this process we engaged Banc of America Securities LLC and we are exploring various alternatives, which include the sale of all or part of Waterlink. While we are currently in discussions with various parties regarding the potential sale of our divisions, at this time we can give no assurance that these sales will be successful, or what businesses Waterlink will retain, if any.

CUSTOMERS

       Waterlink markets its products and services to two primary categories of customers: industrial users that require water for their manufacturing processes and treat their wastewater and municipal customers that produce drinking water and treat wastewater. Waterlink has a diverse customer base, with no customer representing 10% or more of Waterlink's sales for the year ended September 30, 2000.

       Waterlink's industrial customers include many "Fortune 500" companies and their counterparts outside of the United States. Industries served include the pharmaceutical, electronic and microelectronic, pulp and paper, chemical, petrochemical, food, beverage, printing, automotive and other heavy manufacturing industries. For the year ended September 30, 2000 approximately 73.0% of Waterlink's net sales from continuing operations were derived from industrial sales.

       The municipal market is highly competitive. Municipal markets in the United States and western Europe are more regulatory driven than municipal markets in other regions. Waterlink focuses its efforts on smaller municipal projects, which Waterlink believes its product lines are best suited to serve. Waterlink believes that the municipal business is important to its overall success because of its large market size. For the year ended September 30, 2000 approximately 27.0% of Waterlink's net sales from continuing operations were derived from municipal sales.

BACKLOG FROM CONTINUING OPERATIONS

       Total backlog from continuing operations as of September 30, 2000 was $46.0 million as compared to total backlog from continuing operations of $48.2 million at September 30, 1999. Waterlink had a backlog, consisting of written purchase orders for capital goods equipment of $35.0 million as of September 30, 2000 as compared to $41.0 million as of September 30, 1999. The decrease in backlog compared to the prior year was primarily due to a $5.8 million reduction in backlog within our European water and wastewater division. This decrease has come primarily from our business in the United Kingdom due to the prior year having a large project in backlog and from soft market conditions. In addition, at September 30, 2000, Waterlink had $11.0 million of firm commitments to purchase recurring revenue products, principally from our specialty products division, as compared to $7.2 million as of September 30, 1999. Waterlink expects that a significant portion of our backlog at the beginning of a fiscal year will be filled during that year. Backlog, and therefore sales, may vary from quarter to quarter as a result of large projects being booked during any quarter and varying project delivery schedules. In addition, the orders have varying delivery schedules and Waterlink's backlog as of any particular date may not be representative of actual net sales for any succeeding period.

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

RAW MATERIAL AND SUPPLIES

       The raw materials and components used in Waterlink's products are commonly available commodities such as stainless steel, carbon steel, plastic, tubing, wiring, electrical components, pumps, valves, compressors, pressure vessels, oleophilic media, reverse osmosis membranes and sand. Waterlink's systems are fabricated from these materials and assembled together with products bought from other companies to form an integrated system. In addition, the specialty products division is dependent on the importation of coconut shell carbon from Asia and the supply of coal based carbon from domestic and Asian sources. Waterlink is not dependent upon any single supplier, and if any supplier were to become unable to perform, Waterlink believes a substitute source could readily be found. Waterlink attempts to pass on price increases for raw materials and components to its customers as market conditions allow. Waterlink is not a party to any material long-term fixed price supply contracts.

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

       Many of the countries in which Waterlink operates or in which our customers are located, including the United States, countries in western Europe, Latin America, and the Asia-Pacific region, have adopted requirements that govern water quality, wastewater treatment, and wastewater by-products and the solutions, systems and equipment provided by Waterlink. These requirements and their enforcement vary by country, but in general establish water quality, use and disposal standards, set wastewater effluent discharge limits, and prescribe standards for the protection of human health and safety and the environment. In each country, Waterlink monitors the status and impact of local environmental regulation and enforcement as it relates to the marketability of the solutions, systems and equipment provided by Waterlink.

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

PATENTS, TRADEMARKS AND LICENSES

       We currently own a number of United States and foreign patents, and registrations for United States service marks and trademarks. While each is of value, Waterlink generally does not consider any of them to be material to our business, although, as Waterlink has grown and its presence has been extended, our Waterlink(SM) mark has become more widely known.

EMPLOYEES

       At September 30, 2000, Waterlink had approximately 643 employees at our various locations. Approximately 55 people are covered under collective bargaining agreements in the United States. All of Waterlink's hourly employees in Europe are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

ITEM 2.   PROPERTIES

       We lease our corporate offices, consisting of approximately 7,000 square feet located in Canton, as well as a 1,100 square foot sales office leased in Santiago, Chile. In addition, our subsidiaries own or lease facilities for office space and manufacturing as follows:

       - Specialty Products Division

         - Columbus, Ohio (own)

         - Napa and Santa Fe Springs, California (lease)

         - Addison, Illinois (lease)

         - Sulphur, Louisiana (lease)

         - Worcester, Massachusetts (lease)

         - Sparks, Nevada (lease)

         - Downington, Pennsylvania (lease)

         - Morgantown, West Virginia (lease)

         - Lancashire, England (lease)

       - Separations Division

         - Lake Bluff, Illinois (lease)

         - Grand Rapids, Michigan (lease)

       - European Water and Wastewater Division

         - Cambridgeshire, England (own)

         - Fjaras, Sweden (own)

         - Nynashamn, Mariestad and Frolunda, Sweden (lease)

         - Neuss-Grimlinghausen, Germany (lease)

         - Vanda, Finland (lease)

       - Pure Water Division

         - Clearwater and West Palm Beach, Florida (lease)

         - The Woodlands, Texas (lease)

       The expiration dates for these leased properties range from February 2001 to March 2011. We believe that each of our facilities is in adequate condition and will continue to remain suitable for its current purpose. We may add improvements to the properties listed above. We anticipate using our properties for purposes consistent with their present use. In the event any of the facilities becomes unavailable upon termination of the existing lease, we believe we would be able to find a suitable alternative facility without any significant adverse impact to our operations or us. We believe our properties are adequately covered by insurance.

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

       On March 31, 2000, Bartow Ethanol of Florida, LC filed suit against Waterlink in the Court of Common Pleas, Cuyahoga, County, Ohio, Case No. 4015353. The suit arose out of Waterlink's sale of a biological treatment system to Bartow in 1998. Essentially, Bartow claimed that Waterlink breached the sale contract by failing to timely provide a properly functioning biological treatment system. Bartow also claimed that Waterlink misrepresented its ability to complete the system on time, among other things. Bartow sought compensatory, consequential and punitive damages totaling $31,150,000, plus attorneys' fees and costs in an unspecified amount. In a counterclaim, Waterlink alleged that Bartow owed Waterlink pursuant to the contract approximately $1,024,000 for the system. An agreement between Waterlink and Bartow was reached providing for Bartow dismissing its suit against Waterlink and Waterlink dismissing its counterclaim against Bartow. As a result of Bartow Ethanol of Florida filing for protection under Chapter 11 of the federal bankruptcy code, this agreement must be approved by the bankruptcy court before it becomes effective. No assurance can be given that such approval will be obtained.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

       Our common stock is listed on The New York Stock Exchange under the symbol "WLK". The following table sets forth the high and low composite sales prices as reported on the NYSE for the fiscal quarters indicated.

                                                              HIGH          LOW
                                                              ----          ---
Fiscal Year ended September 30, 1999
  First Quarter                                             $ 5   1/4    $ 2   1/2
  Second Quarter                                              5   5/16     3   1/2
  Third Quarter                                               4   3/4      2   13/16
  Fourth Quarter                                              3   1/4      2   3/8
Fiscal Year ended September 30, 2000
  First Quarter                                             $ 3   15/16  $ 2   1/4
  Second Quarter                                              3   1/2      2   1/4
  Third Quarter                                               3            1   11/16
  Fourth Quarter                                              2   11/16    1   15/16

       The current quoted price of the common stock is listed daily in the Wall Street Journal in the NYSE section. The number of holders of record of our common stock as of December 15, 2000 was approximately 237. In addition there were approximately 2,528 shareholders whose shares are held by brokers/dealers.

DIVIDENDS

       We have not paid or declared any dividends on our common stock since our inception. We anticipate that any earnings will be retained to support the growth of our business and will not be distributed to stockholders as dividends. The declaration and payment of any future dividends and the amount of any dividend will be determined by our board of directors and will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by bank credit and debt agreements and other factors deemed relevant by our board of directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

       Pursuant to our bank credit agreement, we may not declare or make, or agree to declare or make, directly or indirectly, any dividends, except that we may declare and pay dividends with respect to our capital stock payable solely in additional shares of our common stock or options, warrants or other rights to purchase our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

       During fiscal 2000, Waterlink granted Bank of America, N.A. warrants to purchase 100,000 shares of common stock at a purchase price of $0.01 per share. The warrants were issued in connection with a $2 million term loan commitment entered into with Bank of America N.A. in May 2000. The warrants expire on May 2, 2005. In addition, Waterlink granted CID Equity Partners V, L.P. warrants to purchase 3,000 shares of common stock at a purchase price of $3.125 per share. These warrants were granted in lieu of, and on substantially the same terms as, an equal number of stock options that were, pursuant to the terms of Waterlink's 1997 Non-Employee Director Stock Option Plan, to be granted to Mr. John T. Hackett, managing general partner of CID Equity Partners V,

L.P., upon his election to Waterlink's board of directors. The warrants expire on January 20, 2010. In such transactions, Waterlink did not engage any underwriter, broker or placement agent. In such transactions, appropriate disclosure was provided to each investor to support Waterlink's reliance on the exemption from registration provided by Section 4(2) of the Securities Act. In connection with such transactions, Waterlink obtained appropriate investment representations supporting its reliance on such exemption from registration.

ITEM 6.   SELECTED FINANCIAL DATA

       The following table sets forth selected historical consolidated financial data of Waterlink over the last five fiscal years. The financial data presented for the five fiscal years ended September 30, 2000 have been derived from Waterlink's audited financial statements. The financial data includes the operating results of each acquired business from the date of acquisition in accordance with the purchase method of accounting.

       You should read the selected historical consolidated financial data in conjunction with, and they are qualified by, our historical consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this report.

                                           FISCAL      FISCAL      FISCAL     FISCAL     FISCAL
                                            2000        1999        1998       1997       1996
                                          --------    --------    --------    -------    ------
                                                  (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Net sales                               $159,576    $152,412    $113,465    $43,724    $8,293
  Cost of sales(1)                         110,104     105,106      76,068     28,720     4,859
                                          --------    --------    --------    -------    ------
  Gross profit                              49,472      47,306      37,397     15,004     3,434
  Selling, general and administrative
     expenses(2)                            39,073      37,327      30,135     12,991     3,709
  Special charges(3)                        21,444       1,810       4,236      2,630        --
  Amortization expense                       1,916       1,927       1,323        385       195
                                          --------    --------    --------    -------    ------
  Operating income (loss)                  (12,961)      6,242       1,703     (1,002)     (470)
  Other income (expense):
     Interest expense(4)                    (7,415)     (7,345)     (3,141)      (861)     (292)
     Other items--net                          (37)         20         103        311        (2)
                                          --------    --------    --------    -------    ------
  Loss before income taxes                 (20,413)     (1,083)     (1,335)    (1,552)     (764)
  Income taxes                                 454         974       1,396        355      (432)
                                          --------    --------    --------    -------    ------
  Loss from continuing operations before
     extraordinary item                    (20,867)     (2,057)     (2,731)    (1,907)     (332)
  Discontinued operations(5):
     Income (loss) from discontinued
       operations                           (1,338)     (2,125)    (14,773)     2,664       638
     Loss on disposal of discontinued
       operations                          (16,151)         --          --         --        --
  Extraordinary item, net of taxes(6)           --          --          --       (385)       --
                                          --------    --------    --------    -------    ------
  Net income (loss)                       $(38,356)   $ (4,182)   $(17,504)   $   372    $  306
                                          ========    ========    ========    =======    ======
  Earnings (loss) per common share:
     Basic:
       From continuing operations         $  (1.08)   $  (0.16)   $  (0.23)   $ (0.39)   $(0.23)
       Discontinued operations               (0.91)      (0.17)      (1.23)      0.54      0.44
       Extraordinary item                       --          --          --      (0.08)       --
                                          --------    --------    --------    -------    ------
       Net income (loss)                  $  (1.99)   $  (0.33)   $  (1.46)   $  0.07    $ 0.21
                                          ========    ========    ========    =======    ======

                                           FISCAL      FISCAL      FISCAL     FISCAL     FISCAL
                                            2000        1999        1998       1997       1996
                                          --------    --------    --------    -------    ------
                                                  (In thousands, except per share data)
     Assuming dilution:
       Continuing operations              $  (1.08)   $  (0.16)   $  (0.23)   $ (0.24)   $(0.07)
       Discontinued operations               (0.91)      (0.17)      (1.23)      0.34      0.13
       Extraordinary item                       --          --          --      (0.05)       --
                                          --------    --------    --------    -------    ------
       Net income (loss)                  $  (1.99)   $  (0.33)   $  (1.46)   $  0.05    $ 0.06
                                          ========    ========    ========    =======    ======
  Weighted average common shares
     outstanding:
     Basic                                  19,299      12,556      12,007      4,924     1,469
     Assuming dilution                      19,299      12,556      12,007      7,804     4,954

                                                              SEPTEMBER 30,
                                                              -------------
                                            2000        1999        1998       1997       1996
                                          --------    --------    --------    -------    -------
BALANCE SHEET DATA:
  Working capital (deficit) (7)           $(36,380)   $ 34,859    $ 23,583    $13,795    $   908
  Total assets                             131,545     177,794     158,162     76,772     15,863
  Total debt                                71,596      87,347      84,784     16,958      6,824
  Redeemable preferred stock                    --          --          --         --      8,500
  Shareholders' equity                      23,981      49,986      54,878     70,873      2,407

---------------

(1) In connection with our 1999 plan, Waterlink decided to discontinue the manufacturing processes for our Great Lakes subsidiary product line in favor of utilizing subcontractors. As a result of this decision, during the year ended September 30, 1999, Waterlink recognized $2,137,000 of costs, or $0.16 per share, comprised of $1,191,000 of cost overruns that took place on a contractual obligation and $946,000 of inventory write downs and other costs.

(2) For the year ended September 30, 1999, selling, general and administrative expenses included $255,000, or $0.02 per share, relating to the write off of costs associated with acquisition activity that ceased during the year.

(3) Waterlink incurred special charges as follows:

   - During the fiscal year ended September 30, 1997, Waterlink incurred a special charge to operations of $2,630,000, or $0.21 per share, assuming dilution, resulting primarily from the issuance, concurrent with our initial public offering, of a ten year option to purchase 100,000 shares of common stock at a price of $0.10 per share to an officer of Waterlink pursuant to terms of an employment agreement. Of this amount, approximately $1,138,000 was non-cash and the remainder represented cash obligations related principally to the reimbursement of income taxes resulting from the stock option issuance.

   - During the fiscal year ended September 30, 1998, Waterlink incurred special charges of $4,236,000, or $0.35 per share. These special charges are comprised of the following three components:

     - Waterlink recorded a charge of $2,742,000, or $0.23 per share, primarily related to termination benefits and costs associated with the exiting of certain facilities to implement our 1999 plan.

     - Waterlink incurred special charges of $1,494,000, or $0.12 per share, primarily attributable to contractual obligations to our former chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to Waterlink.

   - During the year ended September 30, 1999, Waterlink incurred special charges of $1,810,000, or $0.14 per share, for the following:

     - Continuing costs of $1,260,000, or $0.10 per share, associated with the implementation of Waterlink's 1999 plan, primarily related to termination benefits and facility consolidation costs.

     - Waterlink incurred additional charges of $550,000, or $0.04 per share, related to severance benefits during 1999 related to the announced retirement of our chairman of the board.

   - During the year ended September 30, 2000, Waterlink incurred special charges of $21,444,000, or $1.11 per share, related to the write off of goodwill where the undiscounted cash flow of the specific operations could not support the unamortized carrying value of the asset.

(4) Interest expense for the years ended September 30, 1999 and 2000 include financing charges of $870,000, or $0.07 per share, and $217,000, or $0.01 per share, respectively, related to the amortization of the value assigned to warrants issued to purchase up to 283,637 shares of common stock at an exercise price of $0.01 per share in 1999 and 100,000 shares of common stock at an exercise price of $0.01 in 2000.

(5) At the end of fiscal 2000 Waterlink decided to exit its biological wastewater treatment division. Accordingly, the operations of our biological division are reported as discontinued operations for each period presented and the estimated loss on disposal of this division is included in fiscal 2000 operations.

(6) Net income for fiscal 1997 reflects an extraordinary item. Waterlink used a portion of the proceeds from its initial public offering to repay substantially all of its outstanding indebtedness. In addition, concurrent with the initial public offering Waterlink canceled a note purchase agreement. In connection with the early retirement of certain indebtedness and the cancellation of the note purchase agreement, Waterlink realized an extraordinary charge of $385,000, net of taxes of $257,000, or $0.05 per share, assuming dilution, related to the write off of unamortized debt issuance costs and discounts associated with this indebtedness.

(7) Primarily as a result of the special charges related to the impairment of goodwill and the loss from discontinued operations in fiscal 2000, Waterlink is in violation of certain of our financial covenants at September 30, 2000. Due to these covenant violations, the entire balance of the senior credit facility is classified as current at September 30, 2000. The amount that is classified as current resulting from this covenant violation is $60,502,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Waterlink is an international provider of integrated water purification and wastewater treatment solutions, principally to industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994 and has grown externally by completing thirteen acquisitions.

       Waterlink is organized under a divisional format for efficient centers of product expertise and geographic experience, to better serve Waterlink's customers and independent marketing representatives. As of September 30, 2000 Waterlink operated within the following four divisions:

       - the Specialty Products Division

       - the Separations Division

       - the European Water and Wastewater Division

       - the Pure Water Division

       As of the end of fiscal 2000 Waterlink decided to exit its biological wastewater treatment division. In September 2000, Waterlink sold all of the outstanding shares of two of its subsidiaries, Aero-Mod Incorporated and Waterlink Operational Services, Inc. in a single transaction. Both of the companies were part of the biological wastewater treatment division. The remaining operating companies within the division are being held for sale or disposal. Accordingly, the operations of the biological wastewater treatment division are reported as discontinued operations for each period presented.

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

       In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of September 30, 2000, Waterlink's total backlog from continuing operations was approximately $46.0 million, consisting of $35.0 million of written purchase orders for capital goods equipment and $11.0 million of firm commitments to purchase recurring revenue products, principally from our specialty products division. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

       The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                              FISCAL      FISCAL      FISCAL
                                               2000        1999        1998
                                              ------      ------      ------
Net sales                                     100.0%      100.0%      100.0%
Cost of sales                                  69.0        69.0        67.0
                                              -----       -----       -----
Gross profit                                   31.0        31.0        33.0
Selling, general and administrative expenses   24.5        24.5        26.6
Special charges                                13.4         1.2         3.7
Amortization                                    1.2         1.2         1.2
                                              -----       -----       -----
Operating income (loss)                        (8.1)        4.1         1.5
Other income (expense):
  Interest expense                             (4.7)      (4.8)        (2.7)
  Other items -- net                           (0.0)        0.0         0.0
                                              -----       -----       -----
Loss before income taxes                      (12.8)      (0.7)        (1.2)
Income taxes                                    0.3         0.6         1.2
                                              -----       -----       -----
Loss from continuing operations               (13.1)      (1.3)        (2.4)
Discontinued operations:
  Loss from discontinued operations            (0.8)      (1.4)       (13.0)
  Loss from disposal of discontinued
     operations                               (10.1)         --          --
                                              -----       -----       -----
Net loss                                      (24.0)%     (2.7)%      (15.4)%
                                              =====       =====       =====

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

       Net Sales: Net sales for the year ended September 30, 2000 were $159,576,000, an increase of $7,164,000, or 4.7%, from the prior year. Internal growth rates at the specialty products, separations and pure water divisions were 11.5%, 8.5% and 7.6%, respectively. The European water and wastewater division experienced negative internal growth in US dollars of 8.2% due to fluctuations in currency exchange rates. Absent these fluctuations in currency exchange rates from 1999 to 2000, net sales for the European water and wastewater division would have decreased by only 0.7%, and the consolidated internal growth rate would have been 7.4%.

       Gross Profit: Gross profit for the year ended September 30, 2000 was $49,472,000, an increase of $2,166,000 from the prior year. Reported gross margins were 31.0% for both 2000 and 1999. During fiscal 1999 we decided to discontinue the manufacturing processes for our Great Lakes subsidiary product line in favor of utilizing subcontractors. As a result of this decision, during the year ended September 30, 1999, Waterlink recognized $2,137,000 of costs, comprised of $1,191,000 of cost overruns that took place on a contractual obligation and $946,000 of inventory write downs and other costs. Absent the $2,137,000 of costs associated with the exit of the Great Lakes facility, the gross margin would have been 32.4% for the year ended September 30, 1999. The lower gross margin in the current year as compared to the adjusted 1999 gross margin is primarily the result of issues in the European and specialty products divisions. In the European division, margins have been reduced by additional contract costs recorded during fiscal 2000 and from lower margin municipal jobs. Margins within the specialty products division were lower mainly due to the mix of higher carbon sales that have lower overall gross margins.

       Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended September 30, 2000 were $39,073,000, an increase of $1,746,000 from the prior year. Selling, general and administrative expenses as a percentage of net sales were 24.5% in 2000, unchanged from 24.5% for the prior year.

       Special Charges: Special charges of $21,444,000 during the year ended September 30, 2000 related to the write-off of goodwill at certain divisions. At the separations division, $8,596,000 of unamortized goodwill was written off related to the Great Lakes and Lanco product lines. In the European water and wastewater division, all remaining unamortized goodwill at September 30, 2000 was written off. These non-cash charges were recorded based on an analysis that indicated the undiscounted cash flows of these product lines and divisions could not support the carrying value of the assets. Special charges of $1,810,000 during the year ended September 30, 1999 related to the following:

       - Continuing costs of $1,260,000 associated with the implementation of Waterlink's 1999 plan, primarily related to termination benefits and facility consolidation costs.

       - Additional charges of $550,000 related to severance benefits during fiscal 1999 related to the announced retirement of our chairman of the board.

       Amortization: Amortization expense was $1,916,000 for the year ended September 30, 2000 as compared to $1,927,000 for the year ended September 30, 1999.

       Interest Expense: Interest expense was $7,415,000 for the year ended September 30, 2000 as compared to $7,345,000 for the year ended September 30, 1999.

       Income Taxes: Waterlink recorded income taxes of $454,000 on a pre-tax loss of $20,413,000 for the year ended September 30, 2000 and income taxes of $974,000 on a pre-tax loss of $1,083,000 for the year ended September 30, 1999. These income taxes were recorded on earnings outside the United States and in certain states domestically.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

       Net Sales: Net sales for the year ended September 30, 1999 were $152,412,000, an increase of $38,947,000 from the prior year. The increase was due to the acquisition of Chemitreat Services, Inc, on March 2, 1998; of Aquafine Engineering Services Limited and Purac Engineering Incorporated in a single transaction on March 25, 1998; and of the specialty products division on June 5, 1998. Waterlink experienced negative internal growth in US dollars for the year of 10.2%, resulting primarily from significant revenues generated by German-based sales activity in the prior year and from exchange rate fluctuations. Waterlink measures internal growth by comparing each subsidiary's net sales from the months subsequent to their respective acquisition dates during the prior year to those same months in the current year.

       Gross Profit: Gross profit for the year ended September 30, 1999 was $47,306,000, an increase of $9,909,000 from the prior year due to the acquisitions. Gross margin was 31.0% for the 1999 period as compared to 33.0% for 1998. We decided to discontinue the manufacturing processes for our Great Lakes subsidiary product line in favor of utilizing subcontractors. As a result of this decision, during the year ended September 30, 1999, Waterlink recognized $2,137,000 of costs, comprised of $1,191,000 of cost overruns that took place on a contractual obligation and $946,000 of inventory write downs and other costs. Absent the $2,137,000 of costs associated with the exit of the Great Lakes facility, the gross margin would have been 32.4% for the year ended September 30, 1999. The adjusted gross margin of 32.4% is lower than the 33.0% realized in 1998 primarily due to the June 1998 acquisition of the specialty products division, which historically experiences lower margins as compared to other Waterlink divisions.

       Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended September 30, 1999 were $37,327,000, an increase of $7,192,000 from the prior year. The increase was primarily due to the acquisitions. Selling, general and administrative expenses as a percentage of net sales were 24.5% in 1999 as compared to 26.6% for the prior year. This decrease primarily reflects the costs savings realized from Waterlink's 1999 plan; as well as the impact of the June 1998 acquisition of the specialty products division, which historically experiences a lower percentage of selling, general and administrative expenses as a percentage of sales as compared to other Waterlink divisions. The selling, general and administrative expenses for the year ended September 30, 1999 were increased by a charge of $255,000 from the write off of costs associated with acquisition activity that ceased during the year.

       Special Charges: Special charges of $1,810,000 during the year ended September 30, 1999 related to the following:

       - Continuing costs of $1,260,000 associated with the implementation of Waterlink's 1999 plan, primarily related to termination benefits and facility consolidation costs.

       - Additional charges of $550,000 related to severance benefits during fiscal 1999 related to the announced retirement of our chairman of the board.

       During 1998 Waterlink incurred special charges of $4,236,000 related to the following:

      - Waterlink recorded a charge of $2,742,000 primarily related to termination benefits and costs associated with the exiting of certain facilities to implement our 1999 plan.

      - Waterlink incurred special charges of $1,494,000, primarily attributable to contractual obligations to our former chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to Waterlink.

       Amortization: Amortization expense for the year ended September 30, 1999 was $1,927,000, an increase of $604,000 from the prior year. The increase was primarily due to the additional goodwill resulting from the fiscal 1998 acquisitions.

       Interest Expense: Interest expense for the year ended September 30, 1999 was $7,345,000, an increase of $4,204,000 from the prior year primarily due to increased borrowings related to Waterlink's fiscal 1998 acquisitions. Interest expense for 1999 includes a primarily non-cash financing charge of $870,000 related to the amortization of the value assigned to warrants issued to purchase up to 283,637 shares of common stock at an exercise price of $0.01 per share.

       Income Taxes: Waterlink recorded income taxes of $974,000 on a pre-tax loss of $1,083,000 for the year ended September 30, 1999 and income taxes of $1,396,000 on a pre-tax loss of $1,335,000 for the year ended September 30, 1998. These income taxes were recorded on earnings outside the United States and in certain states domestically.

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

       Historically, Waterlink's primary uses of capital have been:

       - the funding of its acquisition program

       - working capital requirements including the funding for growth at certain acquisitions

       - the funding required for certain under-performing acquisitions

       In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives that could maximize our shareholders' investment in Waterlink. To assist us in this process we engaged Banc of America Securities LLC and we are exploring various alternatives, which include the sale of all or part of Waterlink. While we are currently in discussions with various parties regarding the potential sale of our divisions, at this time we can give no assurance that these sales will be successful, or what businesses Waterlink will retain, if any.

       Waterlink does not currently anticipate making significant capital investments in plant and equipment because of our efforts to partner with vendors who manufacture most of the components used in our systems and equipment as well as our current financial position.

       For the year ended September 30, 2000, net cash used by operating activities was $1,860,000, which was primarily the result of a $6,513,000 increase in working capital, the most significant part of which came from a reduction in accounts payable, reflecting part of the use of proceeds from the fiscal 2000 common stock offering. During fiscal 2000 Waterlink sold 6,355,493 shares of common stock that generated net proceeds of $16,346,000 and made payments on long-term borrowings totaling $15,300,000. These net financing activities, coupled with selling three subsidiaries for $3,900,000, funded operations during fiscal 2000, as well as purchases of equipment totaling $1,409,000 and cash outlays related to the purchases of businesses of $519,000.

       Credit Availability. As of September 30, 2000, Waterlink's credit facilities are comprised of (1) a $69,702,000 domestic facility with Bank of America National Trust & Savings Association as agent, which expires on May 19, 2003, (2) a $2,000,000 additional term loan commitment as described below, and
(3) separate facilities aggregating approximately $4,750,000 at three of its overseas subsidiaries. The credit facilities will be utilized to primarily fund operating activities of Waterlink.

       In May 2000 Waterlink entered into an amendment to our senior credit facility that waived certain financial covenants that were not met at March 31, 2000, assuming Waterlink realizes certain levels of earnings before interest and taxes through December 31, 2000. Primarily as a result of the special charges related to the impairment of goodwill and the loss from discontinued operations, Waterlink is in violation of certain of its financial covenants at September 30, 2000, which have created an event of default under the facility. Without a waiver of this default and an amendment to our senior credit facility, an infusion of additional capital, or the sale of significant assets, Waterlink would not be able to meet its scheduled obligations under the senior credit facility. We are currently in discussions with our senior bank group regarding this default. No assurance can be given as to whether a satisfactory waiver of the default and an amendment to the senior credit facility will be obtained from our senior bank group. If we are unable to negotiate a satisfactory waiver of the default or amendment to the senior credit facility, then Waterlink would be in default under the terms of the credit agreement. If there is an event of default the lenders could declare that all borrowings under the credit agreement are immediately due and payable. Since we would be unable to pay these amounts the lenders could proceed to foreclose on their security interest, which comprises substantially all of our assets. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws. We are currently in discussions with potential sources of additional debt financing in an amount not to exceed $1,000,000. No assurance can be given as to our ability to obtain such additional financing.

       In connection with our previously announced exploration of strategic alternatives to maximize shareholder value, Waterlink is currently in discussions with various parties regarding the potential sale of our divisions, and at this time we can give no assurance that these assets sales will be successful or that they will be sufficient to repay all of our existing indebtedness. Under the terms of our senior credit facility, all net proceeds from any asset sales must first be used to repay outstanding indebtedness under the senior credit facility.

       In addition, the May 2000 amendment provided Waterlink with an additional $2,000,000 term loan commitment through September 29, 2000, which was subsequently extended to and expired on November 15, 2000. In connection with the additional $2,000,000 term loan commitment, Waterlink issued to Bank of America warrants to purchase, in the aggregate, up to 100,000 shares of Waterlink common stock at an exercise price of $.01 per share. The value of these warrants totaling $217,000 is being amortized over the term of the amendment and is included in interest expense. As of September 30, 2000, no amounts were borrowed under the additional $2,000,000 term loan commitment. This amendment also provides that all amounts outstanding under the domestic credit facility will bear interest at a designated variable base rate plus one percent.

       Availability for future borrowings was approximately $822,000 at September 30, 2000, excluding the additional $2,000,000 term loan commitment described in the preceding paragraph. Waterlink currently does not have any additional borrowing capacity under the senior credit facility.

       The credit facilities restrict or prohibit Waterlink from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The banks that participate in the credit facilities also must approve acquisitions. Waterlink's obligations under the credit facilities are secured by liens on substantially all of Waterlink's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of Waterlink's subsidiaries. Waterlink has guaranteed the payment by our three overseas subsidiaries of their obligations under the overseas facilities. The three overseas subsidiaries have given the lenders an assurance that the subsidiaries would not pledge their assets to any other party.

       Market Risk. Waterlink's earnings are affected by changes in interest rates charged on our domestic facility. If the market rates for borrowings increased by 1% on our domestic facility, the impact would be an increase to interest expense of $685,000 with a corresponding decrease to income before income taxes. This amount was determined by considering the impact of hypothetical interest rates on the balance of Waterlink's domestic facility at September 30, 2000. This analysis does not consider the effects of the overall economic environment associated with such a change nor does it assume any change to Waterlink's current financial structure.

       Waterlink also has exposure to currency rate fluctuations related primarily to the purchases of inventory and the collection of accounts receivable. Waterlink continues to utilize a limited number of foreign exchange instruments, primarily forward contracts, to manage this exposure. Waterlink had no significant hedging contracts outstanding at September 30, 2000.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Statement will require, among other things, that all derivatives be recorded on the balance sheet at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which makes SFAS No. 133 effective for Waterlink beginning October 1, 2000. Because Waterlink's use of derivatives is not significant, the adoption of this Statement will not have a material effect on Waterlink's financial statements.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition". SAB No. 101 provides guidance on numerous revenue recognition issues and is effective for Waterlink in fiscal 2001. Waterlink does not believe the effect of adopting SAB No. 101 will have a material impact on its operations or financial position.

FORWARD-LOOKING STATEMENTS

       With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

       - the success of Waterlink's exploration of strategic alternatives

       - the ability to negotiate a waiver of financial covenant violations and/or an amendment to our senior credit facility

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

       - the cost of capital, including interest rate increases

       - unanticipated litigation, claims or assessments

RISK FACTORS

       We May be Unsuccessful in Negotiating a Waiver of Financial Covenant Violations and/or an Amendment to Our Senior Credit Facility. Waterlink is in violation of certain of its financial covenants under its senior credit facility at September 30, 2000. We are currently in discussions with our lenders regarding this violation. We can give no assurance a satisfactory waiver of the violation and/or an amendment to the senior credit facility will be obtained from our lenders. If we are unable to negotiate a satisfactory waiver of the violation and/or an amendment to the senior credit facility, and in the absence of other sources of funds to repay the indebtedness outstanding under the senior credit facility, the lenders could declare that all borrowings under the senior credit facility are immediately due and payable and could proceed to foreclose on their security interest, which comprises substantially all of our assets. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

       Our Ability to Fund Operations or Provide Value to Shareholders Will be Dependent on the Degree of Success of the Strategic Alternative Process. In May 2000 Waterlink announced that our board of directors had authorized management to explore various strategic alternatives to maximize shareholders' value. This strategic alternative process has involved the exploration of the sale of all or parts of Waterlink and raising additional capital through possible debt or equity placements. Given our high level of debt, we are unable to appropriately fund the operations of all of our divisions. We are currently in the process of negotiating the sale of certain of our divisions, which if successful, would significantly reduce the size and scope of Waterlink. In addition, depending on the amount of net proceeds and which stock or assets are sold, we may need to obtain additional capital to be able to operate our remaining businesses, the terms of which could result in dilution to our existing shareholders. We can give no assurance as to the ultimate success of our strategic alternative process.

       We May Lose Our New York Stock Exchange Listing. We have a market capitalization of $9,240,000, based on a stock price of $0.47 and 19,659,694 outstanding shares of common stock on December 15, 2000 and stockholders equity of $23,981,000 on September 30, 2000. Currently, we fall below the New York Stock Exchange listing requirement for market capitalization and stockholders' equity. If our shares were not listed on the New York Stock Exchange, then we would attempt to have the shares listed on another stock market. We can give no assurance that we will be able to arrange for such a listing.

       Our Quarterly Results of Operations Could Fluctuate Significantly Which Could Result in Defaults Under Our Senior Credit Facility and in Volatility in the Market Price of Our Common Stock. We need to finalize complicated contracts and orders with our customers before we produce our revenues. Often, the timing of those contracts and orders is also subject to our customers receiving financing, various permits and other aspects outside our control. A delay in finalizing any of these contracts could have a significant negative impact on our operating results in any fiscal quarter. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not necessarily be relied upon as indicators of our future performance. If we are able to successfully negotiate an amendment to our senior credit facility or a waiver of our covenant violation thereunder as of September 30, 2000, there will likely be some form of financial covenant that will be based on our monthly operating performance. Given the fluctuations in our operating results, this could result in our needing to negotiate further amended terms or being in default of our senior credit facility. Also, these fluctuations in our quarterly results could lead to our failure to meet expectations of securities analysts and investors and could seriously harm the market price of our common stock. Quarterly operating results have varied significantly in the past and will likely vary significantly in the future.

       Our Substantial Amount of Debt Could Limit Our Growth and Imposes Restrictions on Our Business. We have incurred substantial indebtedness. Our level of debt and our recent operating performance, including the impact of special charges and the loss from discontinued operations to our income, limit our ability to:

       - obtain additional financing to fund our strategy, capital expenditures, acquisitions and other general corporate purposes;

       - use operating cash flow in other areas of our business since we must dedicate a substantial portion of these funds to pay interest and retire debt; and

       - react to changing market conditions and economic downturns.

       At September 30, 2000, our total indebtedness was $71,596,000. Our debt agreements contain numerous financial and operating covenants that limit our discretion which respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to:

       - incur additional indebtedness, both under the bank credit agreement and other debt agreements;

       - merge or consolidate with other entities;

       - repay our obligations; and

       - pay dividends and other distributions.

       Availability for future borrowings was approximately $822,000 at September 30, 2000, excluding the additional $2,000,000 term loan commitment previously described. Waterlink currently does not have any additional borrowing capacity under the senior credit facility.

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

       The Current Members of Our Board of Directors and Management Own Approximately 24.4% of Our Common Stock and Can Exercise Significant Influence over Our Affairs. Also, Several Institutional Investors Own Substantial Percentages of Our Common Stock. At November 30, 2000, our current directors and management own or control, in the aggregate, approximately 24.4% of our common stock. In addition, several large institutional investors own or control a significant percentage of our common stock. Accordingly, these individuals and institutional investors, if acting together or even alone, can exercise significant influence over our affairs including the election of our directors, appointment of our management and approval of actions requiring the approval of our stockholders, which may include the adoption of amendments to our certificate of incorporation, the approval of mergers or sales of all or substantially all our assets, and similar items. The concentration of voting power of these stockholders, if they act together, could, under certain circumstances, have the effect of delaying or preventing a change in control of Waterlink.

       Our Foreign Operations Are Subject to Political and Economic Risks and We May Be Adversely Affected by Foreign Currency Fluctuation. We sell a substantial proportion of our systems, equipment and services in Western Europe, Latin America and other regions outside the United States. Also, a number of our divisions operate outside of the United States. Our net sales outside the United States were approximately 45.0% of our net sales for the year ended September 30, 2000. Political, economic, regulatory and social conditions in foreign countries in which we operate may change. Risks associated with sales and operations in foreign countries include risks of:

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

ITEM 7(a).  QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

       The disclosures required under this item are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED SEPTEMBER 30, 2000

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   25
Consolidated Balance Sheets at September 30, 2000 and
  1999......................................................   26
Consolidated Statements of Operations for the years ended
  September 30, 2000, 1999 and 1998.........................   28
Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 2000, 1999 and 1998.............   29
Consolidated Statements of Cash Flows for the years ended
  September 30, 2000, 1999 and 1998.........................   30
Notes to Consolidated Financial Statements..................   31

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Waterlink, Inc.

       We have audited the accompanying consolidated balance sheets of Waterlink, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waterlink, Inc. and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

       The accompanying consolidated financial statements for 2000 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has not complied with certain financial covenants of its Senior Credit Facility. Noncompliance with these covenants has caused $60,502,000 of debt to be classified as current, creating a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Canton, Ohio
November 7, 2000

                        WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (In thousands,
                                                               except share data)
ASSETS
Current assets:
  Cash and cash equivalents                                   $  2,917    $  1,813
  Trade accounts receivable, less allowance of $831 in 2000
     and
     $1,310 in 1999                                             29,054      31,465
  Other receivables                                              1,863       1,903
  Inventories                                                   18,397      21,330
  Costs in excess of billings                                   14,362      12,613
  Other current assets                                           3,193       2,739
  Net assets of discontinued operations                             49       7,916
                                                              --------    --------
Total current assets                                            69,835      79,779
Property, plant and equipment, at cost:
  Land, building and improvements                                3,200       2,805
  Machinery and equipment                                        7,748       8,152
  Office equipment                                               2,859       2,523
                                                              --------    --------
                                                                13,807      13,480
  Less accumulated depreciation                                  3,732       2,259
                                                              --------    --------
                                                                10,075      11,221
Other assets:
  Goodwill, net of amortization of $3,300 in 2000 and $3,699
     in 1999                                                    47,916      72,475
  Patents, net of amortization of $233 in 2000 and $184 in
     1999                                                          503         556
  Other assets                                                   3,216       3,374
  Net assets of discontinued operations                             --      10,389
                                                              --------    --------
                                                                51,635      86,794
                                                              --------    --------
Total assets                                                  $131,545    $177,794
                                                              ========    ========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (In thousands,
                                                               except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade                                   $ 15,514    $ 20,972
  Accrued expenses                                              17,516      12,859
  Additional purchase consideration payable                         --         298
  Billings in excess of cost                                     1,314       3,895
  Accrued income taxes                                             531       1,088
  Deferred income taxes                                            143         160
  Current portion of long-term obligations                      71,197       5,648
                                                              --------    --------
Total current liabilities                                      106,215      44,920
Long-term obligations:
  Long-term debt                                                   399      78,449
  Convertible subordinated notes -- related parties                 --       3,250
  Other                                                            950       1,189
                                                              --------    --------
                                                                 1,349      82,888
Shareholders' equity:
  Preferred Stock, $.001 par value, authorized -- 10,000,000
     shares, none issued and outstanding                            --          --
  Common Stock, voting, $.001 par value,
     authorized -- 40,000,000 shares, issued and
     outstanding -- 19,659,694 shares in 2000 and 12,635,861
     shares in 1999                                                 20          13
  Additional paid-in capital                                    92,087      73,781
  Accumulated other comprehensive loss                          (8,250)     (2,288)
  Accumulated deficit                                          (59,876)    (21,520)
                                                              --------    --------
Total shareholders' equity                                      23,981      49,986
                                                              --------    --------
Total liabilities and shareholders' equity                    $131,545    $177,794
                                                              ========    ========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                             YEAR ENDED SEPTEMBER 30,
                                                      --------------------------------------
                                                         2000          1999          1998
                                                      ----------    ----------    ----------
                                                      (In thousands, except per share data)
Net sales                                              $159,576      $152,412      $113,465
Cost of sales                                           110,104       105,106        76,068
                                                       --------      --------      --------
Gross profit                                             49,472        47,306        37,397

Selling, general and administrative expenses             39,073        37,327        30,135
Special charges                                          21,444         1,810         4,236
Amortization                                              1,916         1,927         1,323
                                                       --------      --------      --------
Operating income (loss)                                 (12,961)        6,242         1,703

Other income (expense):
  Interest expense                                       (7,415)       (7,345)       (3,141)
  Other items -- net                                        (37)           20           103
                                                       --------      --------      --------
Loss before income taxes                                (20,413)       (1,083)       (1,335)
Income taxes                                                454           974         1,396
                                                       --------      --------      --------
Loss from continuing operations                         (20,867)       (2,057)       (2,731)

Discontinued operations:
  Loss from operations of Biological Division, less
     income taxes of $59 in 1999 and $72 in 1998         (1,338)       (2,125)      (14,773)
  Loss on disposal of Biological Division, including
     provision of $832 for operating losses during
     phase-out period                                   (16,151)           --            --
                                                       --------      --------      --------
Net loss                                               $(38,356)     $ (4,182)     $(17,504)
                                                       ========      ========      ========

Per share data:
  Loss per common share -- basic and assuming
     dilution:
     Continuing operations                             $  (1.08)     $  (0.16)     $  (0.23)
     Discontinued operations                              (0.91)        (0.17)        (1.23)
                                                       --------      --------      --------
                                                       $  (1.99)     $  (0.33)     $  (1.46)
                                                       ========      ========      ========
  Weighted average common shares outstanding:
     Basic and assuming dilution                         19,299        12,556        12,007

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                       ACCUMULATED
                                         ADDITIONAL       OTHER                         TOTAL
                                COMMON    PAID-IN     COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                STOCK     CAPITAL     INCOME (LOSS)     DEFICIT        EQUITY
                                ------   ----------   -------------   -----------   -------------
                                                (In thousands, except share data)
YEAR ENDED SEPTEMBER 30, 1998
Balance at October 1, 1997       $12      $ 70,739      $    (44)     $      166      $  70,873
Net loss                                                                 (17,504)       (17,504)
Foreign currency translation
  adjustments                                                275                            275
                                                                                      ---------
Comprehensive loss                                                                      (17,229)
Exercise of 275,966 stock
  options and warrants                         912                                          912
Issuance of 42,384 shares in
  connection with the employee
  stock purchase plan                          396                                          396
Issuance of 928 shares in
  connection with acquisitions                  16                                           16
Other                                          (90)                                         (90)
                                 ---      --------      --------      ----------      ---------
Balance at September 30, 1998     12        71,973           231         (17,338)        54,878
YEAR ENDED SEPTEMBER 30, 1999
Net loss                                                                  (4,182)        (4,182)
Foreign currency translation
  adjustments                                             (2,519)                        (2,519)
                                                                                      ---------
Comprehensive loss                                                                       (6,701)
Conversion of subordinated
  notes for 410,257 shares         1           999                                        1,000
Issuance of warrants in
  connection with guaranty of
  senior indebtedness                          820                                          820
Other                                          (11)                                         (11)
                                 ---      --------      --------      ----------      ---------
Balance at September 30, 1999     13        73,781        (2,288)        (21,520)        49,986
YEAR ENDED SEPTEMBER 30, 2000
Net loss                                                                 (38,356)       (38,356)
Foreign currency translation
  adjustments                                             (5,962)                        (5,962)
                                                                                      ---------
Comprehensive loss                                                                      (44,318)
Sale of 6,300,000 shares of
  Common Stock                     6        16,216                                       16,222
Conversion of subordinated
  notes for 275,230 shares                     750                                          750
Issuance of 393,110 shares in
  connection with an
  acquisition                      1           999                                        1,000
Issuance of 55,493 shares in
  connection with the employee
  stock purchase plan                          124                                          124
Issuance of warrants in
  connection with the issuance
  of a senior term loan                        217                                          217
                                 ---      --------      --------      ----------      ---------
Balance at September 30, 2000    $20      $ 92,087      $ (8,250)     $  (59,876)     $  23,981
                                 ===      ========      ========      ==========      =========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           YEAR ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                          2000       1999        1998
                                                        --------    -------    --------
                                                                (In thousands)
OPERATING ACTIVITIES
Loss from continuing operations                         $(20,867)   $(2,057)   $ (2,731)
Adjustments to reconcile loss from continuing
  operations to net cash (used) provided by operating
  activities:
     Non-cash portion of special charges                  21,444      1,753          94
     Deferred income taxes                                   293        542         667
     Depreciation                                          1,866      1,614       1,153
     Amortization                                          1,917      1,927       1,323
     Changes in working capital:
        Accounts receivable                                  169     (6,176)      4,046
        Inventories                                        1,978     (3,185)     (1,608)
        Cost in excess of billings                        (2,815)      (349)     (6,114)
        Refundable income taxes                                -        840        (205)
        Other assets                                        (382)     1,250      (4,738)
        Accounts payable                                  (4,278)     7,674         417
        Accrued expenses                                   1,713     (1,123)      1,133
        Billings in excess of cost                        (2,482)       666      (2,206)
        Accrued income taxes                                (416)      (152)        152
                                                        --------    -------    --------
Net cash (used) provided by operating activities          (1,860)     3,224      (8,617)

INVESTING ACTIVITIES
Purchases of equipment                                    (1,409)    (1,514)     (1,934)
Proceeds from sale of subsidiaries                         3,900          -           -
Purchases of subsidiaries, net of cash acquired             (519)    (2,240)    (53,430)
                                                        --------    -------    --------
Net cash provided (used) in investing activities           1,972     (3,754)    (55,364)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                           300      5,279      64,590
Payments on long-term borrowings                         (15,300)    (2,402)        (27)
Proceeds from sale of Common Stock                        16,346          -       1,308
                                                        --------    -------    --------
Net cash provided by financing activities                  1,346      2,877      65,871
Effect of exchange rate changes on cash                       87     (1,482)        (18)
                                                        --------    -------    --------
Cash flows provided by continuing operations               1,545        865       1,872
Cash flows (used in) discontinued operations                (441)    (2,927)       (674)
                                                        --------    -------    --------
Increase (decrease) in cash and cash equivalents           1,104     (2,062)      1,198
Cash and cash equivalents at beginning of year             1,813      3,875       2,677
                                                        --------    -------    --------
Cash and cash equivalents at end of year                $  2,917    $ 1,813    $  3,875
                                                        ========    =======    ========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Waterlink, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

       FISCAL YEAR END -- The Company's fiscal year ends on September 30th. References in the notes to the financial statements to the years 2000, 1999 and 1998 refer to the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

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

       Contract costs include all material and labor costs, as well as applicable overheads related to contract performance. General and administrative expenses are charged to expense as incurred.

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

       GOODWILL -- Goodwill represents costs in excess of net assets of acquired businesses, which are amortized using the straight-line method over a period of 40 years. The Company evaluates the realizability of goodwill based on the undiscounted cash flows of the applicable businesses acquired

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

over the remaining amortization period. Should the review indicate that goodwill is not recoverable, the Company's carrying value of goodwill would be reduced by the estimated shortfall of the cash flows. In addition, the Company assesses long-lived assets for impairment under Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable (see Note
9).

       FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in accumulated other comprehensive loss in shareholders' equity. Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments in all periods presented. Foreign currency gains and losses resulting from transactions are included in the results of operations and amounted to a net loss of $35,000 in 2000, and net gains of $205,000 in 1999 and $87,000 in 1998.

       LOSS PER SHARE -- Loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the year. Loss per share -- assuming dilution is computed by dividing the net loss by the weighted-average number of common shares outstanding adjusted for any dilutive impact of potential common shares for options, warrants and convertible subordinated debt. Because the Company recognized losses for all periods presented, the effect of outstanding common stock equivalents are anti-dilutive and have therefore been excluded from the computation of loss per share-assuming dilution.

       USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Statement will require, among other things, that all derivatives be recorded on the balance sheet at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which makes SFAS No. 133 effective for the Company beginning October 1, 2000. Because the Company's use of derivatives is not significant, the adoption of this Statement will not have a material effect on the Company's financial statements.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition". SAB No. 101 provides guidance on numerous revenue recognition issues and is effective for the Company in fiscal 2001. The Company does not believe the effect of adopting SAB No. 101 will have a material impact on its operations or financial position.

       RECLASSIFICATIONS -- Certain amounts reported in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2.   DISCONTINUED OPERATIONS

       In September 2000, the Company sold its Aero-Mod Incorporated and Waterlink Operational Services, Inc. subsidiaries, both of which were part of the Company's Biological Wastewater Treatment Division ("Biological Division"), in a single transaction for $3,600,000 cash. On November 7, 2000, the Board of Directors of the Company approved a plan to sell or liquidate the remaining assets of the Biological Division, which is principally comprised of its operations in Fall River, Massachusetts. Given the Board of Directors' decision to exit the division, the results of operations for the Biological Division have been presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. The amount of interest allocated to the Biological Division and included in the operating loss from discontinued operations was $383,000 in 2000, $299,000 in 1999 and $289,000 in 1998. The loss from discontinued operations for each period is presented below.

                                              2000        1999        1998
                                            ---------    -------    --------
                                                     (In thousands)
Net sales                                   $  17,207    $17,757    $ 21,702
Operating loss                                 (1,338)    (2,066)    (14,701)
Income tax expense                                 --         59          72
                                            ---------    -------    --------
Loss from operations                           (1,338)    (2,125)    (14,773)
Estimated loss on disposal                    (16,151)         -           -
                                            ---------    -------    --------
                                            $ (17,489)   $(2,125)   $(14,773)
                                            =========    =======    ========

       The net assets of the Biological Division have been classified as a current asset on the consolidated balance sheet at September 30, 2000 based on the anticipated net proceeds related to the sale of the remaining assets of $49,000. In addition, accrued expenses includes a reserve of $832,000 for estimated operating losses during the phase-out period. The net assets of the Biological Division at September 30, 1999 have been classified as a either current or non-current based on the timing of recoverability, the components of which are as follows (in thousands):

Current assets                                                  $15,517
Current liabilities                                              (5,031)
Current portion of long-term debt                                (2,570)
                                                                -------
Net current assets                                                7,916
Property, plant and equipment, net                                  913
Intangible assets                                                 6,062
Other                                                             3,414
                                                                -------
Long-term assets                                                 10,389
                                                                -------
                                                                $18,305
                                                                =======

3.   GOING CONCERN CONSIDERATIONS

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred losses from

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

continuing operations of $20,867,000 in 2000, $2,057,000 in 1999 and $2,731,000
in 1998. As a result of the operating results for 2000 the Company is in violation of certain of its financial covenants under its Senior Credit Facility. These covenant violations have created an event of default under the Senior Credit Facility. Accordingly, all amounts currently outstanding under the Senior Credit Facility have been classified as a current liability in the consolidated balance sheet at September 30, 2000. This debt reclassification creates a working capital deficiency of $36,380,000 at September 30, 2000 and raises substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company is in the process of discussing amendments to its Senior Credit Facility with the objective of allowing the Company to operate while it continues with its previously announced strategic alternative process, which is discussed in further detail below. At this time, the Company can give no level of assurance that it will be able to negotiate amendments to its Senior Credit Facility or what terms and conditions will be required from its lenders.

       In May 2000, the Board of Directors authorized management of the Company to explore all strategic alternatives that could maximize shareholder value, including the sale of certain of its divisions or the entire Company. The Company is currently in discussions with parties regarding the possible sale of certain or all of its divisions. At this time, the Company can give no level of assurance that it will be successful in selling any of its divisions or the Company as a whole.

       The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to successfully negotiate amendments to the terms of its Senior Credit Facility and generate sufficient cash flows to operate its business.

4.   ACQUISITIONS

       During fiscal 1998, the Company completed three acquisitions. On March 2, 1998, the Company purchased Chemitreat Services, Inc. ("C'treat"), which designs and manufactures pure watermakers for use in the global offshore energy industry, for approximately $6,000,000. The purchase price consisted of $2,750,000 in cash, $2,250,000 in convertible subordinated notes, and 393,110 shares of Common Stock valued at $2.54 per share. With regard to the total purchase price, $1,500,000 was in the form of additional purchase price consideration based on the achievement of specified operating results. On March 25, 1998, the Company acquired Aquafine Engineering Services Limited ("AES") and Purac Engineering Incorporated ("Purac") in a single transaction for approximately $7,572,000 in cash. AES designs and manufactures industrial and municipal water and wastewater systems and solutions principally for the United Kingdom market. Purac designs water and wastewater systems principally for the United States municipal market. On June 5, 1998, the Company acquired Barnebey & Sutcliffe Corporation ("Barnebey"), Sutcliffe Speakman Carbons Limited ("Carbons") and Sutcliffe Croftshaw Limited ("Croftshaw") in a single transaction for approximately $45,000,000 in cash. Barnebey is located in the United States and Carbons and Croftshaw are located in the United Kingdom. These three companies ("Specialty Products Division") design, manufacture and market products and services utilizing activated carbon for separation, concentration and purification of water, liquid and gases. The aggregate purchase price of the 1998 acquisitions includes approximately $34,647,000 of goodwill (C'treat--$5,536,000; AES/Purac--$2,985,000; and Specialty Products Division--$26,126,000), which is being amortized on a straight-line basis over 40 years. During fiscal 2000, the Company determined that the goodwill associated with the acquisition of AES

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

was permanently impaired. As a result, the unamortized balance of AES goodwill of $1,965,000 at September 30, 2000 was written off as part of the special charges to operations discussed in Note 9.

       All of the acquisitions were accounted for as purchases. The consolidated statements of operations of the Company include the results of operations of the acquired businesses for the period subsequent to the effective date of these acquisitions.

5.   INVENTORIES

       Inventories consisted of the following:

                                                           SEPTEMBER 30,
                                                        -------------------
                                                          2000       1999
                                                        --------    -------
                                                          (In thousands)
Raw materials and supplies                              $ 12,039    $12,120
Work in process                                              907      4,015
Finished goods                                             5,451      5,195
                                                        --------    -------
                                                        $ 18,397    $21,330
                                                        ========    =======

6.   CONTRACT BILLING STATUS

       Information with respect to the billing status of contracts in process is as follows:

                                                           SEPTEMBER 30,
                                                        -------------------
                                                          2000       1999
                                                        --------    -------
                                                          (In thousands)
Contract costs incurred to date                         $ 53,866    $58,073
Estimated profits                                         22,033     20,579
                                                        --------    -------
Contract revenue earned to date                           75,899     78,652
Less billings to date                                     62,851     69,934
                                                        --------    -------
Cost and estimated earnings in excess of billings, net  $ 13,048    $ 8,718
                                                        ========    =======

       The above amounts are included in the accompanying consolidated balance sheet as:

                                                           SEPTEMBER 30,
                                                        -------------------
                                                          2000       1999
                                                        --------    -------
                                                          (In thousands)
Costs in excess of billings                             $ 14,362    $12,613
Billings in excess of costs                               (1,314)    (3,895)
                                                        --------    -------
                                                        $ 13,048    $ 8,718
                                                        ========    =======

       Amounts receivable include retainage which has been billed, but is not due pursuant to retainage provisions in construction contracts until completion of performance and acceptance by the customer. This retainage aggregated $2,168,000 at September 30, 2000 and $1,862,000 at September 30, 1999.
Substantially all retained balances are collectible within one year.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

7.   LONG-TERM OBLIGATIONS

       Long-term obligations consisted of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              2000       1999
                                                            --------    -------
                                                              (In thousands)
  LONG-TERM DEBT
     Senior Credit Facility with a group of banks, due May
        19, 2003, consisting of a revolving credit
        facility and a term loan with quarterly payments
        of $2,000,000 in December 2000, increasing to
        $2,500,000 in December 2001, with the balance due
        in May 2003. Interest is payable quarterly at
        variable rates (10.5% at September 30, 2000):
           Revolving credit facility                        $ 34,800    $32,269
           Term loan                                          33,702     48,836
     Other notes payable to various parties                      844      1,392
  CONVERTIBLE SUBORDINATED NOTES - RELATED PARTIES
     Note payable to former shareholders of C'treat, due
        March 2, 2001. Interest accrues at 5.54% per annum
        and is payable on a quarterly basis                    2,250      2,250
     Note payable to former shareholders of Meva                  --      1,600
     Note payable to a former shareholder of Hycor                --      1,000
                                                            --------    -------
                                                              71,596     87,347
  Less current maturities                                     10,695      5,648
  Less debt subject to covenant violations (Note 3)           60,502         --
                                                            --------    -------
                                                            $    399    $81,699
                                                            ========    =======

       The Company's Senior Credit Facility is with Bank of America National Trust & Savings Association as agent, with five other participating banks. In May 2000, the Company entered into an amendment to its Senior Credit Facility, which waived certain financial covenants that were not met at March 31, 2000, assuming the Company realizes certain levels of earnings before interest and taxes through December 31, 2000. The Company is in violation of certain of its financial covenants at September 30, 2000, primarily as a result of the special charges related to the impairment of goodwill (see Note 9) and the loss from discontinued operations. Due to these covenant violations, the entire balance of the Senior Credit Facility is classified as current at September 30, 2000.

       In addition, the May 2000 amendment provided Waterlink with an additional $2,000,000 term loan commitment through September 29, 2000, which was extended through November 15, 2000. In connection with the additional $2,000,000 term loan commitment, Waterlink issued to Bank of America warrants to purchase, in the aggregate, up to 100,000 shares of Waterlink common stock at an exercise price of $.01 per share. The value of these warrants totaling $217,000 is being amortized over the term of the amendment and is included in interest expense. Depending on the amount, if any, Waterlink borrows under the additional $2,000,000 term loan commitment, up to an additional 100,000 warrants to purchase shares of Waterlink common stock could be issued under the same terms and conditions. As of September 30, 2000, no amounts have been borrowed under the additional $2,000,000 term loan commitment. This amendment also provides that all amounts

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

outstanding under the domestic credit facility will bear interest at a designated variable base rate plus one percent. The Company also has in place three separate overseas facilities with the same group of banks with no outstanding borrowings at September 30, 2000.

       The Senior Credit Facility restricts or prohibits the Company from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The Company's obligations under the senior credit facility are secured by liens on substantially all of the Company's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of the Company's subsidiaries. The Company has guaranteed the payment by its three overseas subsidiaries of their obligations under the overseas facilities. The three overseas subsidiaries have given the banks an assurance that the subsidiaries would not pledge their assets to any other party.

       At September 30, 2000, approximately $2,822,000 was available for future borrowings under the domestic credit facility, including the $2,000,000 term loan commitment.

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

       In connection with various financing activities, the Company has issued warrants to purchase shares of Common Stock, 739,137 of which are outstanding at September 30, 2000. The warrants carry exercise prices ranging from $0.01 to $4.50 with expiration dates ranging from February 2002 to May 2005.

       The conversion rate on the convertible subordinated notes payable to the former shareholders of C'treat to Common Stock is $15.63 per share.

       Future maturities of long-term obligations for the five years subsequent to September 30, 2000 are: 2001--$71,197,000; 2002--$71,000; 2003--$76,000,
2004--$77,000 and 2005--$84,000.

8.   LEASES

       The Company leases certain facilities and equipment under operating leases, some of which are with entities controlled by former shareholders of certain acquired businesses. Rent expense totaled $1,961,000 in 2000, $2,106,000 in 1999 and $1,832,000 in 1998. Related party rent expense included in these totals amounted to $385,000 in 2000, $379,000 in 1999 and $686,000 in 1998.
Aggregate

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

future minimum lease payments under noncancelable operating leases at September 30, 2000 are as follows:

                                                  RELATED
                                                   PARTY     OTHER
                                                  LEASES     LEASES    TOTAL
                                                  -------    ------    ------
                                                        (In thousands)
2001                                              $  612     $1,180    $1,792
2002                                                 269        922     1,191
2003                                                 294        600       894
2004                                                 330        248       578
2005                                                 338        165       503
Thereafter                                         2,332        293     2,625
                                                  ------     ------    ------
                                                  $4,175     $3,408    $7,583
                                                  ======     ======    ======

9.  SPECIAL CHARGES

       The Company incurred special charges primarily relating to impairment of long-lived assets, severance and contractual obligations to former executives, and other exit costs as follows:

                                                2000       1999      1998
                                              --------    ------    -------
                                                     (In thousands)
Continuing Operations:
  Impairment of long-lived assets             $ 21,444
  Costs associated with the 1999
     Strategic Operating Plan                       --    $1,260    $ 2,742
  Contractual obligations to former
     executive officers                             --       550      1,494
                                              --------    ------    -------
                                                21,444     1,810      4,236
Discontinued Operations:
  Impairment of long-lived assets                   --     1,300     17,284
  Costs associated with 1999 Strategic
     Operating Plan                                 --       733        116
                                              --------    ------    -------
                                                    --     2,033     17,400
                                              --------    ------    -------
                                              $ 21,444    $3,843    $21,636
                                              ========    ======    =======

       During the fourth quarter of fiscal 2000 the Company evaluated the recoverability of all of its long-lived assets, including intangible assets, on a divisional and product line basis. This analysis compared the undiscounted cash flows of these divisions and product lines to the current carrying value of the assets. As a result of this analysis, the unamortized balance of intangible assets at September 30, 2000 was written-off for two product lines within the Separations Division and all of the intangible assets within the European Water and Wastewater Division were also written off. For segment reporting purposes, the Separations Division and the European Water and Wastewater Division includes $8,596,000 and $12,848,000 of special charges, respectively.

       Initiated in late fiscal 1998 as part of its 1999 Strategic Operating Plan (the "1999 Plan"), the Company was restructured from a holding company with 23 operating companies into five integrated

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

divisions that focus on specific market segments. The plan included costs associated with the exiting and consolidation of certain facilities and employee termination costs. In conjunction with the 1999 Plan, the Company reduced its workforce by approximately 122 people, 98 of which have received, or are currently receiving, termination benefits in accordance with Company guidelines or local laws. In addition, seven facilities were closed or relocated.

       The following table summarizes the provisions, payments and remaining reserves associated with the 1999 Plan:

                                               TERMINATION    OTHER EXIT
                                                BENEFITS        COSTS       TOTAL
                                               -----------    ----------    ------
                                                         (In thousands)
Provision in 1998                                $1,076         $1,782      $2,858
Payments in 1998                                   (120)          (480)       (600)
                                                 ------         ------      ------
Reserve at September 30, 1998                       956          1,302       2,258
Provision in 1999                                 1,093            900       1,993
Payments in 1999                                 (1,444)        (1,918)     (3,362)
                                                 ------         ------      ------
Reserve at September 30, 1999                       605            284         889
Payments in 2000                                   (554)          (284)       (838)
                                                 ------         ------      ------
Reserve at September 30, 2000                    $   51         $   --      $   51
                                                 ======         ======      ======

       In conjunction with its 1999 Plan, the Company also determined that it would exit the acquired Bioclear business. During 1998, the assets of Bioclear, primarily related to its manufacturing facility located in Winnipeg, Canada, were reduced to their estimated net realizable value. Accordingly, the Company recorded a $17,284,000 non-cash charge during 1998. The Company further reduced the estimated net realizable value of these remaining assets by $1,300,000 and recorded this change in accounting estimate during the year ended September 30, 1999. The facility was ultimately disposed of in fiscal 2000 at its then carrying value. For reporting purposes, the amount of impairment charges for 1999 and 1998 is included with discontinued operations.

       The Company's founder and Chairman of the Board of Directors retired at the Annual Meeting of Shareholders in January 2000. In conjunction with this retirement, the Company recorded $550,000 in special charges in fiscal 1999 attributable to contractual obligations.

       The Company also incurred a special charge during 1998 of approximately $1,494,000 primarily attributable to contractual obligations of the Company to its former chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to the Company.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

10.   INCOME TAXES

       The provision for income taxes consists of the following:

                                                2000       1999       1998
                                              --------    -------    -------
                                                      (In thousands)
Current:
  U.S. federal                                $     --    $    --    $    --
  State and local                                   76        164         39
  Foreign                                           85        268        690
                                              --------    -------    -------
                                                   161        432        729
Deferred:
  U.S. federal                                      --         --        620
  Foreign                                          293        542         47
                                              --------    -------    -------
                                                   293        542        667
                                              --------    -------    -------
                                              $    454    $   974    $ 1,396
                                              ========    =======    =======

       Loss before income taxes consists of the following:

                                               2000        1999       1998
                                             ---------    -------    -------
                                                     (In thousands)
United States                                $  (7,927)   $(2,505)   $(3,100)
Foreign                                        (12,486)     1,422      1,765
                                             ---------    -------    -------
                                             $ (20,413)   $(1,083)   $(1,335)
                                             =========    =======    =======

       Following is the reconciliation between the provision for income taxes and the amount computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes:

                                                   2000       1999       1998
                                                 --------    -------    -------
                                                         (In thousands)
(Credit) for income taxes at the statutory
  federal rate                                   $ (6,940)   $  (368)   $  (454)
Adjustments:
  State and local income taxes                         76        164         39
  Non-deductible goodwill amortization                553        565        247
  Special charges                                   7,291         --         --
  Difference in rates on foreign subsidiaries         (87)       (33)        45
  Change in valuation allowance                      (458)       448      1,143
  Other                                                19        198        376
                                                 --------    -------    -------
Provision for income taxes                       $    454    $   974    $ 1,396
                                                 ========    =======    =======

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

                                                              2000       1999
                                                             -------    -------
                                                               (In thousands)
Deferred tax assets:
  Net operating loss carryforward                            $15,139    $15,459
  Other                                                        7,197      2,524
  Valuation allowance                                        (20,841)   (16,728)
                                                             -------    -------
                                                               1,495      1,255
Deferred tax liabilities:
  Amortization of goodwill                                      (924)      (749)
  Other                                                         (714)      (666)
                                                             -------    -------
                                                              (1,638)    (1,415)
                                                             -------    -------
Net deferred tax liability                                   $  (143)   $  (160)
                                                             =======    =======

       In connection with acquisitions made in 1998, the Company recorded deferred tax asset valuation reserves as part of purchase price allocations totaling $7,417,000 in the United Kingdom and $509,000 in the United States due primarily to net operating loss carryforwards existing in these tax jurisdictions. The benefit of these net operating loss carryforwards realized in the future will be recorded as a reduction of goodwill rather than as a credit to income tax expense during that period. The amount of income taxes recorded which resulted in a corresponding decrease in goodwill was $310,000 in 2000, $546,000 in 1999 and $250,000 in 1998.

       For tax purposes, the Company has U.S. federal loss carryforwards of $19,804,000 which expire in the year 2015 and foreign net operating loss carryforwards of $22,307,000, $2,048,000 of which expire in 2006 and $20,259,000 that have no expiration date. A valuation allowance has been established for the entire amount of these net operating loss carryforwards since the realization is uncertain.

       The Company plans to reinvest the undistributed earnings of its non-U.S. subsidiaries. The amount of undistributed earnings considered to be indefinitely reinvested for this purpose was approximately $5,470,000 at September 30, 2000. Accordingly, no provisions have been made for U.S. income tax purposes on such undistributed earnings. While the amount of any U.S. income taxes on these undistributed earnings, if distributed in the future, is not determinable, it is expected that they would be reduced by the utilization of tax credits or deductions. A distribution of these earnings would be subject to withholding taxes.

11.   STOCK OPTION PLANS

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

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

       Collectively, 2,750,000 shares of Common Stock are available for granting of awards under the above plans at September 30, 2000.

       Under the Company's Employee Stock Purchase Plan (the "Stock Purchase Plan"), the Company is authorized to issue up to 500,000 shares of Common Stock. Under the terms of the Stock Purchase Plan, employees can choose to have up to 20% of their annual compensation, but no more that $25,000 per year, withheld to purchase Common Stock. The exercise price for shares subject to purchase under options granted shall be 85% of the fair market value of the Common Stock on the first day of the purchase period, unless otherwise determined by the compensation committee. On the last day of the purchase period of any offering of shares made under the Stock Purchase Plan, each outstanding option shall automatically be exercised. At any time prior to the end of the purchase period applicable to each offering, an employee is permitted to terminate or reduce his or her payroll deductions, to reduce his or her options to purchase or to withdraw all or part of the amount in his or her account. The employee has the right to receive in cash the amount accumulated in such account. In connection with the Stock Purchase Plan, 42,384 shares of Common Stock were issued in 1998 and 55,493 shares of Common Stock were issued in 2000. The Stock Purchase Plan will terminate in 2007.

12.   STOCK BASED COMPENSATION

       It is the Company's policy to generally grant stock options for a fixed number of shares to employees with the exercise price approximating fair value. The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and accordingly, recognizes no compensation expense for stock options granted at fair value. Management believes that the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting For Stock Based Compensation" ("SFAS 123"), requires use of option valuation methods that were not developed for use in valuing employee stock options. Under APB 25, compensation expense has been recognized for all options granted at less than the fair market value of the Company's common shares on the date of grant.

       Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options and the options granted as part of the Plan were estimated at the date of grant using a Black-Scholes option-pricing model. The Company

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

assumed a dividend yield rate of 0% and a weighted-average expected life of the options of 5 years for all periods presented. The risk-free interest factor utilized was 5.5% in 2000, 5.9% in 1999 and 6.0% in 1998. Further, the volatility factor of the expected market price of the Company's stock was 35% in 2000, 32% in 1999 and 26% in 1998. Following is the weighted-average grant-date fair value of options granted during 2000, 1999 and 1998 in the Stock Option Plan using the Black-Scholes model, with the weighted average exercise price for comparison purposes:

                                            2000                1999                1998
                                      ----------------    ----------------    ----------------
                                      FAIR    EXERCISE    FAIR    EXERCISE    FAIR    EXERCISE
                                      VALUE    PRICE      VALUE    PRICE      VALUE    PRICE
                                      -----   --------    -----   --------    -----   --------
Stock price:
  Equals exercise price               $1.24    $3.10      $1.30    $ 3.35     $3.14    $ 8.98
  Less than exercise price               --       --       0.75      5.00        --        --

       The weighted-average grant-date fair values of the shares granted under the Stock Purchase Plan were $1.21 during 2000 and $2.14 during 1998. No such shares were granted during 1999.

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

       For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options' vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted SFAS 123. The Company's pro forma information follows:

                                                   2000          1999          1998
                                                -----------    ---------    ----------
                                                (In thousands, except per share data)
Pro forma net loss                               $ (38,400)     $(4,633)     $(18,249)
Pro forma loss per share -- basic and assuming
  dilution                                           (1.99)       (0.37)        (1.52)

       A summary of the Company's stock option activity and related information follows:

                                         2000                   1999                   1998
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                  NUMBER     AVERAGE     NUMBER     AVERAGE     NUMBER     AVERAGE
                                    OF       EXERCISE      OF       EXERCISE      OF       EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
  Outstanding at beginning of
     year                        2,178,316    $6.59     1,884,300    $9.25     1,290,800    $8.48
  Granted                          663,003     3.10       442,500     3.35       825,000     8.98
  Exercised                             --       --            --       --      (230,500)    3.96
  Canceled                        (756,573)    9.00      (148,484)    8.39        (1,000)   12.09
                                 ---------    -----     ---------    -----     ---------    -----
  Outstanding at end of year     2,084,746    $4.67     2,178,316    $6.59     1,884,300    $9.25
                                 =========    =====     =========    =====     =========    =====
  Exercisable at end of year       836,812    $5.35     1,032,366    $7.37       754,325    $8.00
                                 =========    =====     =========    =====     =========    =====
  Available for future Options     200,254                106,684                400,700
                                 =========              =========              =========

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       The following table summarizes information concerning outstanding and exercisable options at September 30, 2000:

                                      AVERAGE REMAINING       WEIGHTED                        WEIGHTED
       RANGE OF           NUMBER      CONTRACTUAL LIFE        AVERAGE          NUMBER         AVERAGE
    EXERCISE PRICE      OUTSTANDING      (IN YEARS)        EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
    --------------      -----------   -----------------   ----------------   -----------   --------------
$0.10                       17,500           5.5               $ 0.10           17,500         $ 0.10
$2.31 -- $3.00              75,000           9.4                 2.90               --             --
$3.12 -- $4.00           1,005,085           8.6                 3.27          185,250           3.70
$4.25 -- $5.12             537,161           6.8                 4.79          404,063           4.72
$7.62                      400,000           7.9                 7.63          200,000           7.63
$11.00 -- $13.19            50,000           7.2                12.26           29,999          12.05
                         ---------           ---               ------          -------         ------
                         2,084,746           8.0               $ 4.67          836,812         $ 5.35
                         =========           ===               ======          =======         ======

       The Company has reserved 2,285,000 shares of Common Stock for the possible exercise of outstanding stock options.

13.   RETIREMENT PLANS

       In conjunction with the acquisition of the Specialty Products Division on June 5, 1998, the Company acquired two defined benefit pension plans. The Company acquired a U.K. plan, which covers substantially all of the employees of Carbons and Croftshaw, and a U.S. plan, which covers substantially all of the employees of Barnebey. Information pertaining to the Company's defined benefit pension plans follows:

                                                              2000       1999
                                                            --------    -------
                                                              (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                     $  9,531    $ 9,001
Service cost                                                     437        483
Interest cost                                                    639        604
Plan participants' contributions                                  97        119
Actuarial gains                                                 (138)      (199)
Benefits paid                                                   (151)      (298)
Foreign currency exchange rate changes                          (696)      (179)
                                                            --------    -------
Benefit obligation at end of year                           $  9,719    $ 9,531
                                                            ========    =======

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                              2000       1999
                                                            --------    -------
                                                              (In thousands)
CHANGE IN PLAN ASSETS
Plan assets at beginning of year                            $ 10,747    $ 9,880
Actual return on plan assets                                     210        895
Company contributions                                            262        373
Plan participants' contributions                                  97        119
Benefits paid                                                   (151)      (298)
Foreign currency exchange rate changes                          (849)      (222)
                                                            --------    -------
Plan assets at end of year                                  $ 10,316    $10,747
                                                            ========    =======

FUNDED STATUS
Plan assets in excess of benefit obligations                $    597    $ 1,216
Unrecognized actuarial loss                                      741        224
                                                            --------    -------
Prepaid benefit cost, net                                   $  1,338    $ 1,440
                                                            ========    =======

PREPAID (ACCRUED) BENEFIT COST
U. S. plan                                                  $   (549)   $  (525)
U. K. plan                                                     1,887      1,965
                                                            --------    -------
Net balance sheet asset at September 30                     $  1,338    $ 1,440
                                                            ========    =======

                                                        2000     1999     1998
                                                        -----    -----    -----
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                           7.00%    7.00%    7.00%
Expected return on plan assets                          9.00%    9.00%    9.00%
Rate of compensation increase                           3.50%    3.50%    3.50%
                                                           TO       to       to
                                                        4.50%    4.50%    4.50%

COMPONENTS OF NET PERIODIC PENSION COST
Service cost                                            $ 437    $ 483    $ 171
Interest cost                                             639      604      195
Expected return on plan assets                           (945)    (872)    (291)
Amortization of unrecognized net loss                      --       30       --
                                                        -----    -----    -----
Net periodic pension cost                               $ 131    $ 245    $  75
                                                        =====    =====    =====

       Amounts applicable to the Company's pension plan with projected or accumulated benefit obligations in excess of plan assets are:

                                                               2000      1999
                                                              ------    -------
                                                               (In thousands)
Projected benefit obligation                                  $4,093    $ 3,676
Accumulated benefit obligation                                 3,653      3,298
Fair value of plan assets                                      3,671      3,329

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       In addition to the defined benefit plans acquired in the Specialty Products Division acquisition, the Company has certain other employees, all located in the United Kingdom, which currently participate in a defined benefit pension plan operated and funded by their former parent company. In accordance with an amendment to the terms of the sale and purchase agreement, these employees will remain in the plan as deferred vested pensioners for an undetermined period of time for their service prior to March 31, 1999. Upon expiration of the amendment, the participants will either remain in the former parent company plan as deferred vested pensioners or have their assets transferred into a defined contribution pension plan funded by the Company's U.K. operations and the plan participants. The Company does not expect to incur any one-time obligation relating to the transfer of the plan participants into the defined contribution plan. The Company does not expect any future funding obligations for employees who remain in the former parent company plan to be significant.

       The Company also sponsors a defined contribution plan that covers substantially all domestic employees. Company contributions to the Plan totaled $100,000 in 2000, $71,000 in 1999 and $66,000 in 1998.

14.   FINANCIAL INSTRUMENTS

       The carrying values of cash, cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. Substantially all of the Company's long-term debt obligations, except for the convertible subordinated notes -- related parties, have variable rates and cost approximates fair value at September 30, 2000. The convertible subordinated notes -- related parties do not have a ready market and cost is assumed to approximate fair value. The aggregate carrying value of these notes is $2,250,000 at September 30, 2000, with an interest rate of 5.54% and a maturity date of March 2001.

       The Company uses a limited number of foreign exchange instruments, primarily forward contracts, to manage exposure to currency rate fluctuations primarily related to the purchases of inventory. Gains and losses incurred on foreign exchange instruments identified as hedges are deferred and recognized in income in the same period as the hedged transaction. The deferred gains or losses from hedging anticipated transactions were not material to the Company's financial condition at September 30, 2000 and 1999.

15.   SEGMENT INFORMATION

       Historically the Company's reportable segments were the five divisions the Company established as part of its 1999 Strategic Operating Plan. As described in Note 2 the Company is reporting its Biological Division as a discontinued operation. The four divisions that comprise the continuing operations are described below:

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

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

       The Company evaluates the performance of each division or segment and considers allocation of resources to it based on its revenue growth prospects, operating income performance, and return on invested capital, or total assets. The accounting policies of the divisions, or reporting segments, are the same as those described in Note 1. Intersegment sales and transfers are recorded at cost plus a stated percentage mark up, which creates intercompany profit on intersegment sales or transfers.

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

       The following table summarizes the Company's continuing operations by the four divisions, or segments, and corporate.

                                                               EUROPEAN
                                  SPECIALTY                   WATER AND       PURE
                                  PRODUCTS     SEPARATIONS    WASTEWATER     WATER
                                  DIVISION      DIVISION       DIVISION     DIVISION    CORPORATE      TOTAL
                                  ---------    -----------    ----------    --------    ---------    ---------
                                                                  In thousands
2000
Net sales from external
  customers                       $ 64,710      $ 36,348       $ 40,794     $ 17,724                 $ 159,576
Intersegment net sales                  65           100          1,442           61    $ (1,668)           --
Special charges                          -         8,596         12,848           --          --        21,444
Depreciation and amortization
  expense                            1,022           354          1,542          771          94         3,783
Segment operating income (loss)      6,957        (6,153)       (12,361)       2,246      (3,650)      (12,961)
Segment assets                      57,008        30,926         22,661       17,208       3,693       131,496
Expenditures for fixed assets          233           695            332           91          58         1,409
                                  --------      --------       --------     --------    --------     ---------

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                               EUROPEAN
                                  SPECIALTY                   WATER AND       PURE
                                  PRODUCTS     SEPARATIONS    WASTEWATER     WATER
                                  DIVISION      DIVISION       DIVISION     DIVISION    CORPORATE      TOTAL
                                  ---------    -----------    ----------    --------    ---------    ---------
                                                                  In thousands
1999
Net sales from external
  customers                       $ 58,024      $ 33,490       $ 44,433     $ 16,465                 $ 152,412
Intersegment net sales                 164           220            981          657    $ (2,022)           --
Special charges                         --           533            714          107         456         1,810
Depreciation and amortization
  expense                            1,472           906            797          288          78         3,541
Segment operating income (loss)      6,793        (1,047)         2,333        2,229      (4,066)        6,242
Segment assets                      61,369        38,567         42,865       14,432       2,256       159,489
Expenditures for fixed assets          387           367            458          130         172         1,514
                                  --------      --------       --------     --------    --------     ---------
1998
Net sales from external
  customers                       $ 17,979      $ 29,342       $ 51,909     $ 14,235                 $ 113,465
Intersegment net sales                 367           291          1,002            8    $ (1,668)           --
Special charges                         --           281            842           55       3,058         4,236
Depreciation and amortization
  expense                              498           902            800          230          46         2,476
Segment operating income (loss)      1,761         1,446          3,231          999      (5,734)        1,703
Segment assets                      57,966        42,201         41,534       12,718       5,163       159,582
Expenditures for fixed assets          293           574            743          158         166         1,934

       A reconciliation of the reportable segments' operating income (loss) to consolidated loss before income taxes follows:

                                                  2000        1999       1998
                                                ---------    -------    -------
                                                        (In thousands)
Total operating income (loss) for reportable
  segments, including corporate                 $ (12,961)   $ 6,242    $ 1,703
Interest expense                                   (7,415)    (7,345)    (3,141)
Other items -- net                                    (37)        20        103
                                                ---------    -------    -------
                                                $ (20,413)   $(1,083)   $(1,335)
                                                =========    =======    =======

       Net sales are reflected in the country from which the sales are made. Information with regard to revenues and long-lived assets by geographic areas follows:

                                                       UNITED        OTHER
                                                       STATES      COUNTRIES      TOTAL
                                                      ---------    ---------    ---------
                                                                (In thousands)
2000
Net sales                                             $ 101,640    $ 57,936     $ 159,576
Long-lived assets                                        46,994      14,716        61,710

1999
Net sales                                                90,092      62,320       152,412
Long-lived assets                                        55,167      32,459        87,626

1998
Net sales                                                55,789      57,676       113,465
Long-lived assets                                        57,156      34,494        91,650

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       The Company did not derive more than 10% of its net sales from any individual customer during any of the three years ended September 30, 2000.

16.   SUPPLEMENTAL CASH FLOW DATA

       Supplemental cash flow data is as follows:

                                                      2000      1999      1998
                                                     ------    ------    ------
                                                           (In thousands)
Interest paid                                        $7,745    $7,254    $2,626
Income taxes paid                                       284     1,020       979
Common Stock issued in connection with purchases of
  subsidiaries                                        1,000        --        16

17.   CONTINGENCIES

       The Company is subject to various lawsuits, claims and proceedings which arise in the ordinary course of business. The Company accrues the cost associated with legal matters when they become probable and reasonable estimable. Management believes that any ultimate liability with respect to these actions, in excess of the amount provided, will not materially affect the Company's operations, cash flows or consolidated financial position.

       On March 31, 2000, Bartow Ethanol of Florida, LC filed suit against Waterlink. The suit arose out of Waterlink's sale of a biological treatment system to Bartow in 1998. Essentially, Bartow claimed that Waterlink breached the sale contract by failing to timely provide a properly functioning biological treatment system. Bartow also claimed that Waterlink misrepresented its ability to complete the system on time, among other things. Bartow sought compensatory, consequential and punitive damages totaling $31,150,000, plus attorneys' fees and costs in an unspecified amount. In a counterclaim the Company alleged that Bartow owed the Company pursuant to the contract $1,024,000 for the system. An Agreement between the Company and Bartow was reached providing for Bartow dismissing its suit against the Company and the Company dismissing its counterclaim against Bartow. As a result of Bartow filing for protection under Chapter 11 of the federal bankruptcy code, this agreement must be approved by the bankruptcy court before it becomes effective.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Waterlink's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of Waterlink's equity securities, to file initial reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Such executive officers, directors and greater than ten-percent stockholders also are required by regulations promulgated by the Commission to furnish Waterlink with copies of all Section 16(a) forms they file with the Commission.

       To Waterlink's knowledge, based solely upon a review of such copies of the forms furnished to Waterlink, or written representations that no such forms were required, during the fiscal year ended September 30, 2000, its executive officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements.

INFORMATION RELATING TO DIRECTORS

       Pursuant to Waterlink's Certificate of Incorporation and Waterlink's By-Laws, the board of directors is divided into three classes with each director serving a three-year term (after the initial term). The directors of Class I (Messrs. John R. Miller and Theodore F. Savastano) hold office until the scheduled annual meeting of stockholders which is expected to be held in 2001, the directors of Class II (Mr. T. Scott King and Dr. R. Gary Bridge) hold office until the scheduled annual meeting of stockholders which is expected to be held in January 2002, and directors of Class III (Messrs. Robert P. Pinkas and John
T. Hackett) hold office until the scheduled annual meeting of stockholders which is expected to be held in January 2003. Stockholders will elect the directors of each Class for three-year terms at the appropriate annual meetings of stockholders.

DIRECTORS WHOSE TERM EXPIRES IN 2001 (CLASS I)

                                                         AGE (AS OF          DIRECTOR OF
                 NAME OF DIRECTOR                    NOVEMBER 30, 2000)    WATERLINK SINCE
                 ----------------                    ------------------    ---------------
John R. Miller                                               62                 1997
Theodore F. Savastano                                        63                 1994

DIRECTORS WHOSE TERM EXPIRES IN 2002 (CLASS II)

                                                         AGE (AS OF          DIRECTOR OF
                 NAME OF DIRECTOR                    NOVEMBER 30, 2000)    WATERLINK SINCE
                 ----------------                    ------------------    ---------------
T. Scott King                                                48                 1998
Dr. R. Gary Bridge                                           56                 2000

DIRECTORS WHOSE TERM EXPIRES IN 2003 (CLASS III)

                                                         AGE (AS OF          DIRECTOR OF
                 NAME OF DIRECTOR                    NOVEMBER 30, 2000)    WATERLINK SINCE
                 ----------------                    ------------------    ---------------
Robert P. Pinkas                                             47                 1994
John T. Hackett                                              68                 2000

       John R. Miller was elected to the Board in March 1997. Mr. Miller is Chairman and Chief Executive Officer of Petroleum Partners, Inc., a company formed to provide outsourcing services to the petroleum industry. From 1988 to 2000, Mr. Miller was President, Chief Executive Officer and a Director of TBN Holdings Inc., a resource recovery and recycling company. Mr. Miller has previously served as a director and Chairman of the Board of the Federal Reserve Bank of Cleveland and as President, Chief Operating Officer and a director of The Standard Oil Company. Mr. Miller serves on the Board of Directors of Eaton Corporation, a global manufacturer of highly engineered products which serve industrial, vehicle, construction, commercial and semi-conductor markets; and of Cambrex Corporation, a leading supplier of specialty and fine chemicals.

       Theodore F. Savastano is the founder of Waterlink and was Chairman of the Board from its inception in December 1994 through January 2000. He served as Chief Executive Officer of Hunter Environmental Services, Inc., a multi-disciplined environmental company from August 1985 to January 1988 and as Chief Executive Officer and founder of Summit Environmental Group, Inc., a full-service environmental consulting engineering company from August 1988 to May 1994.

       T. Scott King was elected President and Chief Executive Officer of Waterlink effective June 8, 1998 and was elected to the Board on June 18, 1998. Prior to joining Waterlink, Mr. King served as President and General Manager, Consumer Brands Division of The Sherwin-Williams Company since February 1992. Prior thereto, Mr. King served as Vice President, Director of Sales and Marketing, Consumer Division since June 1987.

       Dr. R. Gary Bridge was elected to serve as a Director in January 2000. Since 1995, Dr. Bridge has been Vice President, Worldwide Market Intelligence and Planning, of International Business Machines Corporation. For the twenty-three years preceding 1995, Dr. Bridge was a professor of psychology at Columbia University. From 1985 to 1995, Dr. Bridge also was President of Bridge Group Inc., a consulting practice specializing in quantitative research.

       Robert P. Pinkas, a Director since the inception of Waterlink and Chairman of the Board since January 20, 2000, is Chairman of the Board, Chief Executive Officer, Treasurer and a director of Brantley Capital Corporation, a closed-end, non-diversified investment company, and Chairman of the Board, Chief Executive Officer, Treasurer and a manager of Brantley Capital Management, L.L.C., an investment adviser. Mr. Pinkas also serves as managing general partner of Brantley Venture Partners, a venture capital firm that makes investments through its various partnership funds. Mr. Pinkas founded and has been affiliated with the Brantley entities for more than the past five years. Additionally. Mr. Pinkas is a director of Quad Systems Corporation, Gliatech, Inc. and Pediatric Services of America, Inc.

       John T. Hackett was elected to serve as a Director in January 2000. Since 1991, Mr. Hackett has been a Managing General Partner of CID Equity Partners, L.P., a venture capital firm. Mr. Hackett also serves as a director of Ball Corporation, Irwin Financial Corporation, Meridian Mutual Insurance Group Inc. and Wabash National Corporation.

INFORMATION RELATING TO NON-DIRECTOR EXECUTIVE OFFICER OF WATERLINK

       Mark E. Brody, 39, a certified public accountant, joined Waterlink on February 1, 2000 as Chief Financial Officer. Prior to joining Waterlink, Mr. Brody served since 1999 as Executive Vice President and Chief Financial Officer of Anthony & Sylvan Pools Corporation. Prior thereto, beginning in 1997 Mr. Brody was Vice President - Finance for Anthony & Sylvan's former parent company, Essef Corporation, a water treatment and swimming pool equipment company. Prior to Essef, Mr. Brody was Vice President and Chief Financial Officer for Sudbury, Inc., a manufacturing company, since 1987.

DIRECTOR REMUNERATION

       Directors who are employees of Waterlink receive no compensation, as such, for service as members of the Board or any committees of the Board.

       Directors who are not employees of Waterlink receive an annual retainer of $10,000, payable in equal quarterly installments. In addition, non-employee directors receive compensation of $750 for each meeting of the Board (in excess of the regularly scheduled meetings) or any committee of the Board attended by them (other than with respect to any meetings of any committee on a day on which the Board also meets), and compensation of $250 for each additional telephonic meeting of the Board or any committee of the Board. All directors are reimbursed for out of pocket expenses incurred in attending meetings of the Board or committees and for other expenses incurred in their capacity as directors.

       In addition, directors who are not employees of Waterlink receive for each year of service on the Board, options under Waterlink's 1997 Non-Employee Director Stock Option Plan (the "'Director Plan"). The per share exercise price of options granted under the Director Plan is the fair market value of the Common Stock on the date of grant. The exercise price of options granted under the Director Plan is payable in cash or in shares of Common Stock valued at fair market value at the time of exercise, or a combination of cash and shares; however, Waterlink may establish "cashless exercise" procedures, subject to applicable laws, rules and regulations, pursuant to which a director may exercise an option and arrange for a simultaneous sale of the underlying Common Stock, with the exercise price being paid from the proceeds of such sale. Options granted under the Director Plan will expire ten years after the date of grant, subject to earlier termination, and may be exercised as follows: 25% after one year from the date of grant, 50% after two years from the date of grant, 75% after three years from the date of grant and 100% after four years from the date of grant.

       Mr. Miller and Dr. Bridge were each granted an option to purchase 3,000 shares of common stock in connection with his election to the Board. In addition, on May 23rd of each year, the anniversary of the date the Director Plan became effective, each of Waterlink's then non-employee directors who have served as directors for at least six months are automatically granted an option to purchase 5,000 shares of Common Stock. Mr. Hackett was unable to receive a grant of an option to purchase 3,000 shares of common stock in connection with his election to the Board. In lieu thereof, Waterlink issued warrants to purchase 3,000 shares of common stock to CID Equity Capital V, L.P., of which Mr. Hackett is managing general partner, under substantially the same terms and conditions as the options granted to directors under the Director Plan.

       The Director Plan is administered by the Compensation Committee. The principal terms of the option grants are set forth in the Director Plan. Therefore, the Compensation Committee has no discretion to select which directors receive options, the number of shares of common stock subject to options or the exercise price of options.

ITEM 11. EXECUTIVE COMPENSATION

       The following table presents information regarding compensation we paid to our chief executive officer and our other executive officers whose salary and bonus together exceeded $100,000 in fiscal 2000. We refer to these individuals collectively as the "Named Executive Officers." The compensation described in the table does not include benefits which are generally available to all our salaried employees and perquisites and other personal benefits which do not exceed the lesser of $50,000 or 10% of the officer's salary and bonus shown in the table.

SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                          ANNUAL COMPENSATION                    COMPENSATION AWARDS
                                ----------------------------------------    ------------------------------
                                                                               RESTRICTED       SECURITIES
       NAME AND                                           OTHER ANNUAL           STOCK          UNDERLYING       ALL OTHER
  PRINCIPAL POSITION    YEAR    SALARY($)    BONUS($)     COMPENSATION         AWARDS($)        OPTIONS(#)    COMPENSATION($)
  ------------------    ----    ---------    --------     ------------         ----------       ----------    ---------------
T. Scott King(1)        2000    $304,667     $    --           --                 --             180,000               --
Chief Executive         1999    $300,000     $    --           --                 --             125,000         $  1,606(5)
Officer and President   1998    $108,750     $50,000(2)        --                 --             400,000         $  1,004(5)
Mark E. Brody           2000    $123,333(3)  $50,000(4)        --                 --             100,000         $    956(5)
Chief Financial
  Officer               1999          --          --           --                 --                  --               --
                        1998          --          --           --                 --                  --               --
Theodore F.
  Savastano(6)          2000    $ 66,667     $    --           --                 --                  --         $173,333(7)
Former Chairman of the  1999    $240,000     $    --           --                 --                  --               --
Board of Directors      1998    $240,000     $45,000(10)       --                 --                  --               --
Michael J. Vantusko(8)  2000    $ 54,333     $    --           --                 --                  --         $ 75,833(9)
Former Chief Financial  1999    $187,500     $    --           --                 --              75,000         $  1,757(5)
Officer                 1998    $162,500     $40,000(10)       --                 --              20,000         $  1,425(5)

---------------

 (1) The Board elected Mr. King to be our president and chief executive officer effective June 8, 1998. Salary and other compensation for 1998 represent amounts from June 8, 1998 through September 30, 1998. For terms of Mr. King's compensation, see "Employment Agreements," below.

 (2) Mr. King's employment agreement provided for a bonus of $50,000 upon signing. No other bonus amount was earned by or paid to Mr. King during fiscal 1998.

 (3) The amount shown represents salary from February 1, 2000, the date Mr. Brody began working for Waterlink through September 30, 2000. For terms of Mr. Brody's compensation, see "Employment Agreements," below.

 (4) Mr. Brody's employment agreement provided for a minimum bonus of $50,000 for the year ended September 30, 2000. No other bonus amount was earned or paid to Mr. Brody during fiscal 2000.

 (5) The amounts shown represent Waterlink "match" payment relating to our 401(k) Plan.

 (6) Effective January 20, 2000, Mr. Savastano retired as chairman of the board of directors of Waterlink. The amount shown as salary does not reflect severance compensation to Mr. Savastano during 2000 as described in footnote 7 below.

 (7) Represents payments made in accordance with his employment agreement of May 23, 1997 and with the agreement entered into on October 25, 1999 in connection with his retirement as chairman of the board of directors of Waterlink effective January 20, 2000.

 (8) Effective February 1, 2000, Mr. Vantusko resigned as chief financial officer of Waterlink. The amount shown as salary does not reflect severance compensation to Mr. Vantusko during 2000 as described in footnote 9 below.

 (9) Represents payments of $75,000 made in accordance with his employment agreement of May 23, 1997 and with the agreement entered into on January 20, 2000 in connection with his resignation chief financial officer of Waterlink, and $833 which represents the Waterlink "match" payment relating to our 401(k) Plan.

(10) In January 1998 bonus payments were made which represent deferred payments in connection with our initial public offering. No other bonus amounts were earned or paid to these individuals during fiscal 1998.

STOCK OPTION GRANTS

       The following table designates each grant of stock options made to the Named Executive Officers during fiscal 2000. The per share exercise price of options granted under our stock option plans is the fair market value of the Waterlink common stock on the date of grant. Waterlink has not yet granted stock appreciation rights, or SARs. Amounts under the column heading "Potential Realizable Value..." represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future Waterlink common stock price growth. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, are dependent on the actual future performance of our common stock which will benefit all stockholders.

OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                       -------------------------------------------------------          VALUE AT
                         NUMBER       PERCENT OF                                     ASSUMED ANNUAL
                           OF        TOTAL OPTIONS                                  RATES OF STOCKS
                       SECURITIES     GRANTED TO       EXERCISE                    PRICE APPRECIATION
                       UNDERLYING      EMPLOYEES          OF                        FOR OPTION TERM
                        OPTIONS         FISCAL        BASE PRICE    EXPIRATION    --------------------
                       GRANTED(#)        YEAR           ($/SH)         DATE        5%($)       10%($)
                       ----------    -------------    ----------    ----------    --------    --------
T. Scott King           125,000          18.9%          $ 3.125      1/20/10      $245,662    $622,556
T. Scott King            55,000           8.3%          $ 3.00        2/1/10      $103,768    $262,968
Mark E. Brody           100,000          15.1%          $ 3.125      1/20/10      $196,530    $498,045

STOCK OPTION EXERCISES

       The following table describes exercises of stock options during fiscal 2000 by each of the Named Executive Officers and their stock options outstanding as of September 30, 2000. Waterlink has not granted stock appreciation rights. None of the outstanding stock options are "in-the-money" since the exercise price of all options are in excess of the market price for Waterlink common stock on September 30, 2000.

AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF
                                                              SECURITIES           VALUE OF
                                                              UNDERLYING          UNEXERCISED
                                                             UNEXERCISED         IN-THE-MONEY
                                                               OPTIONS              OPTIONS
                                                              AT FISCAL            AT FISCAL
                               SHARES                        YEAR-END(#)          YEAR-END($)
                             ACQUIRED ON       VALUE        EXERCISABLE(E)     UNEXERCISABLE (U)
NAME                         EXERCISE(#)    REALIZED($)    UNEXERCISABLE(U)     EXERCISABLE(E)
----                         -----------    -----------    ----------------    -----------------
T. Scott King                    --             --             231,250(E)             --(E)
                                                               473,750(U)             --(U)
Mark E. Brody                    --             --                  --(E)             --(E)
                                                               100,000(U)             --(U)
Theodore F. Savastano            --             --             100,000(E)             --(E)
                                                                    --(U)             --(U)
Michael J. Vantusko              --             --              75,000(E)             --(E)
                                                                    --(U)             --(U)

EMPLOYMENT AGREEMENTS

       Mr. King entered into an employment agreement with Waterlink in 1998, which was subsequently amended in January 2000 and May 2000, which provides for him to serve as president and chief executive officer for an initial term of three years subject to automatic one-year extensions on each anniversary of the agreement until mandatory retirement at age 65. He was paid an initial annual base salary of $300,000, which was increased to $310,000 on January 20, 2000. Mr. King participates in Waterlink's annual incentive bonus plan which entitles him to earn annually an amount ranging from zero to 150% of his base salary if performance goals established by the board of directors are achieved. He was also paid a $50,000 signing bonus. If Mr. King's employment is terminated without cause or if he terminates his employment for good cause, he will receive in forty-eight semi-monthly installments an amount equal to two times the sum of
(i) his base salary in effect when terminated and (ii) a bonus payment equal to his then current base salary. If Mr. King's employment is terminated due to a change in control, he will receive a lump-sum amount equal to (a) two times the sum of (i) his base salary in effect at the date of the change in control and
(ii) a bonus payment equal to his then current base salary, plus (b) $250,000. If any of the payments payable to Mr. King under these circumstances are "excess parachute payments" for federal tax purposes, Mr. King is to be paid an additional amount to offset any tax payable with respect to the excess parachute payment and the additional payment. He is also restricted from competing with Waterlink during the term of his agreement and for 24 months following its termination. Mr. King was granted options to purchase 400,000 shares of Waterlink common stock at $7.625, which was then the fair value. Those options vest in four equal installments beginning on May 21, 1999 subject to acceleration.

       Mr. Brody entered into an agreement with Waterlink on January 20, 2000, which was subsequently amended in May 2000, which provides for him to serve as chief financial officer for an initial term of two years subject to automatic one-year extensions on each anniversary of the agreement. He is paid an annual base salary of $185,000. Mr. Brody participates in Waterlink's annual incentive plan which entitles him to earn annually an amount ranging from zero to 150% of his base salary if performance goals established by the board of directors are achieved. The bonus amount with respect to the fiscal year ended September 30, 2000 was not to be less than $50,000. If Mr. Brody's employment is terminated without cause or if he terminates his employment for good cause, he will receive in thirty-six semi-monthly installments an amount equal to one and one-half times the sum of (i) his base salary in effect when terminated and (ii) a bonus payment equal to his then current base salary. If Mr. Brody's employment is terminated due to a change in control, he will receive a lump-sum amount equal to (a) one and one-half times the sum of (i) his base salary in effect at the date of the change in control and (ii) a bonus payment equal to his then current base salary, plus (b) $125,000. If any of the payments payable to Mr. Brody under these circumstances are "excess parachute payments" for federal tax purposes, Mr. Brody is to be paid an additional amount to offset any tax payable with respect to the excess parachute payment and the additional payment. He is also restricted from competing with Waterlink during the term of his agreement and for 18 months following its termination. Mr. Brody was granted options to purchase 100,000 shares of Waterlink common stock at $3.125 per share, which was then the fair value. This option vests in four equal annual installments beginning on January 20, 2001, subject to acceleration.

       In October 1999, Waterlink entered into an agreement with Theodore F. Savastano in connection with his retirement as chairman of the board of directors. Pursuant to the agreement, Mr. Savastano's retirement became effective on January 20, 2000, the date of Waterlink's annual meeting of stockholders related to the fiscal year ended September 30, 1999. The agreement provided for Mr. Savastano (i) to receive $480,000 in forty-eight equal semi-monthly installments (which equaled Waterlink's payment obligation pursuant to his then existing employment agreement), (ii) to retain certain standard executive employee medical and similar benefits through the earlier of October 31, 2002 or the date upon which Mr. Savastano commences full-time employment, and (iii) to extend the period for which his then 100,000 fully-vested stock options, with an exercise price of $4.40, to the second anniversary of his retirement date, subject to certain agreed-upon volume limitations. The agreement also requires that Mr. Savastano maintain as confidential certain information as to which he had access during his employment with Waterlink and restricts Mr. Savastano from competing with Waterlink for 24 months following January 20, 2000. Previously to the aforementioned October 1999 agreement, Mr. Savastano entered into an employment agreement with Waterlink in 1997 which provided for him to serve as chairman of the board for an initial term of three years subject to automatic one-year extensions on each anniversary of the agreement until mandatory retirement at age 65, and was paid an annual base salary of $240,000. Under that agreement, Mr. Savastano participated in Waterlink's annual incentive bonus plan which entitled him to earn annually an amount ranging from zero to 150% of his base salary if performance goals established by the board of directors were achieved. Also under that agreement, if Mr. Savastano's employment was terminated without cause or if he terminated his employment for good cause, he would receive an amount equal to the present value of twice the sum of his base salary in effect when terminated and the annual bonus paid to him for that fiscal year if calculable, and if not calculable, then the bonus paid to him with respect to the prior fiscal year. If the payment was as a result of a change of control and the termination occurs within one year of the change of control, the amount payable to Mr. Savastano would be paid in a lump sum. In either event, if the amounts payable to Mr. Savastano were "excess parachute payments" for federal tax purposes, Mr. Savastano would be paid an additional amount to offset any taxes payable with respect to the excess parachute payment and the additional payment. He was also restricted from competing with Waterlink during the term of his agreement and for 24 months following its termination.

       On January 31, 2000, Waterlink entered into an agreement with Michael J. Vantusko in connection with his resignation as chief financial officer. Pursuant to the agreement, Mr. Vantusko's resignation became effective on February 1, 2000. The agreement provided for Mr. Vantusko to provide consulting services through May 31, 2000, at a compensation rate equal to his then current base salary. The agreement also provided for Mr. Vantusko (i) to retain certain standard employee medical and similar benefits through the earlier of May 31, 2000 or the date upon which Mr. Vantusko commences full-time employment, and
(ii) to extend the period for which his then 75,000 fully-vested stock options, with an exercise price of $4.25, to September 30, 2002. The agreement also requires that Mr. Vantusko maintain as confidential certain information as to which he had access during his employment with Waterlink and restricts Mr. Vantusko from competing with Waterlink through September 30, 2000. Previous to the aforementioned January 20, 2000 agreement, Mr. Vantusko entered into an agreement with Waterlink in 1997 which provided for him to serve as chief financial officer for an initial term of three years subject to automatic one-year extensions on each anniversary of the agreement, at an annual base salary of $150,000. Mr. Vantusko participated in Waterlink's annual incentive plan which entitled him to earn annually an amount ranging from zero to 150% of his base salary if performance goals established by the board of directors were achieved. Under that agreement, if Mr. Vantusko's employment was terminated without cause or if he terminated his employment for good cause, he would receive an amount equal to the sum of his base salary in effect when terminated and the annual bonus paid to him for that fiscal year if calculable, and if not calculable, then the bonus paid to him with respect to the prior fiscal year. He was also restricted from competing with Waterlink during the term of his agreement and for 12 months following its termination. In 1997, Mr. Vantusko was granted options to purchase 100,000 shares of Waterlink common stock at $11.00 per share, the initial offering price of the Waterlink common stock sold in our initial public offering. This option vested in four equal annual installments beginning on May 23, 1998, subject to acceleration. Effective April 1, 1999, Mr. Vantusko's annual base salary was increased to $200,000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

       The Compensation Committee's function is, in part, to establish and review Waterlink's arrangements and programs for compensating executive officers, including the Named Executive Officers named in the Summary Compensation Table. The Compensation Committee is composed entirely of directors who are neither officers nor employees of Waterlink.

       Waterlink's executive compensation program is designed to provide competitive compensation and benefit programs that attract and retain capable executives who are integral to the success of Waterlink, reward them for achievement of both short-term and long-term objectives and provide them with an economic incentive to increase stockholder value. The Compensation Committee believes its policies are best implemented by providing compensation comprised of separate components, all of which are designed to motivate executive performance. These components are a salary, short-term incentive compensation (bonus) and long-term incentive compensation (stock options). The bonuses and stock options are in addition to executives' yearly based salaries, which are intended to be competitive with companies which the Compensation Committee believes are comparable to Waterlink.

       In setting executive compensation practices for Waterlink, the Compensation Committee generally compares executive compensation programs with other companies' compensation programs for executives with similar responsibilities and, based on that information, together with an analysis of other relevant factors and on negotiations with the Named Executive Officers, established levels of base salary.

       The Compensation Committee administers the Bonus Plan pursuant to which the executives of Waterlink, including the Named Executive Officers, are entitled to earn, in each year during the term of their employment, bonuses based upon a percentage of their base salary, subject to achievement of certain performance goals and criteria determined by the Compensation Committee. The percentage of an eligible executive's salary that may be earned as a bonus pursuant to the Bonus Plan will vary depending upon the employee's position with Waterlink but generally is not anticipated to exceed 150% of base salary. No bonus amounts under the Bonus Plan were earned or paid during fiscal 2000, with the exception of the $50,000 minimum bonus to Mr. Mark E. Brody in accordance with the terms of his employment agreement.

       The Compensation Committee believes that the grant of stock options aligns the interests of Waterlink's executives with those of its stockholders. The Compensation Committee determines the recipients of stock option grants and the size of grants consistent with these principles, based upon the employee's performance and position with Waterlink. During fiscal 2000, stock options were granted to approximately 352 employees, including executive officers. As of September 30, 2000, approximately 343 employees, including executive officers, held stock options granted by Waterlink. All stock options granted during fiscal 2000 had an exercise price equal to the market value of common stock on the date of grant. Generally, all stock options granted are anticipated to vest over four years, except under limited circumstances.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

       T. Scott King's compensation for fiscal 2000 was determined pursuant to an employment agreement entered into contemporaneously with his election as President and Chief Executive Officer of Waterlink effective June 8, 1998, as amended on January 20, 2000 and as further amended on May 21, 2000. Mr. King's compensation, including base salary and bonus compensation, was determined based upon negotiation between Waterlink and Mr. King. Pursuant to Mr. King's employment agreement, he is entitled to earn up to 150% of his base salary pursuant to Waterlink's bonus plan.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

       Section 162(m) of the Code generally limits the annual tax deduction for applicable remuneration paid to Waterlink's Chief Executive Officer and certain other highly compensated executive officers to $1,000,000. The Compensation Committee does not believe that the applicable remuneration to be paid to Waterlink's executives will exceed the deduction limit set by Section 162(m).

                                               MEMBERS OF THE COMMITTEE
                                              ROBERT P. PINKAS, CHAIRMAN
                                                    JOHN R. MILLER
                                                  DR. R. GARY BRIDGE

                               PERFORMANCE GRAPH

       Set forth below is a graph comparing the percentage change in the cumulative total stockholder return of the Common Stock, the Standard and Poor's 500 Index and a peer group index constructed by Waterlink for the period since the Common Stock commenced trading on June 25, 1997 to the fiscal year ended September 30, 2000. The peer group index consists of: Ionics, Incorporated; Osmonics, Inc.; and Calgon Carbon Corporation. These corporations are involved in various aspects of the water treatment business. The graph assumes $100 invested on June 25, 1997 in Waterlink and in each of the other indices.

                          TOTAL RETURN TO STOCKHOLDERS
                      (ASSUMES $100 INVESTMENT ON 6/25/97)

[GRAPH]

                                            6/25/97   9/30/97   9/30/98   9/30/99   9/29/00
TOTAL RETURN ANALYSIS                       -------   -------   -------   -------   -------
Waterlink, Inc.                             $100.00   $170.46   $ 25.00   $ 23.86   $ 20.45
Peer Group                                  $100.00   $ 94.30   $ 54.33   $ 61.25   $ 49.43
S&P 500                                     $100.00   $107.05   $116.11   $146.41   $165.84

Source: Carl Thompson Associates www.ctaonline.com (800) 959-9677. Data from Bloomberg Financial Markets.

* Total Return Assumes Reinvestment of Dividends (none paid by Waterlink)

Note: Companies in indices measured by Market Capitalization

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP

       The following table sets forth the beneficial ownership of Waterlink common stock as of November 30, 2000 by the executive officers of Waterlink, each of the directors and nominees of Waterlink and all executive officers, directors and nominees of Waterlink as a group, as well as by each person known by Waterlink to be the beneficial owner of more than 5% of Waterlink common stock. Beneficial ownership includes shares of Waterlink common stock subject to options, warrants, rights, or similar obligations exercisable within 60 days of the date of determination for purposes of computing the percentage of the person or group holding such options or warrants. Except as noted, each stockholder has sole voting power and sole investment power with respect to all shares beneficially owned by that stockholder. The percentage computations are based on 19,659,694 shares outstanding. An asterisk indicates less than one percent of shares outstanding.

                                                             SHARES OF
                                                             WATERLINK            PERCENT
                                                           COMMON STOCK             OF
                   NAME AND ADDRESS                        BENEFICIALLY           SHARES
                 OF BENEFICIAL OWNER                           OWNED               OWNED
                 -------------------                    -------------------      ---------
State of Wisconsin Investment Board                            3,579,500(1)        18.21%
P.O. Box 7842
Madison, WI 53707
Brantley Venture Partners III, L.P.                            2,404,459(2)        12.04%
20600 Chagrin Blvd
Suite 1150
Cleveland, OH 44122
T. Rowe Price Associates, Inc.                                 1,890,050(3)         9.61%
100 East Pratt St
Baltimore, MD 21202
CID Equity Capital V, L.P.                                     1,103,000(4)         5.61%
One American Square
Suite 2850
Indianapolis, IN 46282
Theodore F. Savastano                                          1,009,164(5)(6)(7)   5.10%
T. Scott King                                                    330,415(6)(7)      1.66%
Mark E. Brody                                                     25,000(7)            *
Robert P. Pinkas                                               2,510,209(7)(8)     12.51%
John R. Miller                                                    11,750(7)            *
John T. Hackett                                                1,103,000(9)         5.61%
Dr. R. Gary Bridge                                                10,750(7)            *
Michael J. Vantusko(10)                                          130,455(6)(7)         *
All directors, nominees and executive officers as a
  group (8 persons)                                            5,130,743(11)       24.90%

---------------

 (1) Based on information provided by the stockholder on December 14, 2000.

 (2) Includes warrants to purchase 304,459 shares of Waterlink common stock held by Brantley Capital Corporation, an affiliate of Brantley Venture Partners III, L.P. Robert P. Pinkas, a director of Waterlink, is managing general partner of Brantley Venture Partners III, L.P. and has sole voting and investment power with respect to these shares.

 (3) Based on its filing on Form 13 G/A dated February 10, 2000. T. Rowe Price Associates, Inc. has sole voting power with respect to 187,900 shares and sole dispositive power with respect to 1,890,050 shares.

 (4) Includes warrants to purchase 3,000 shares of Waterlink common stock. Mr. John T. Hackett, a director of Waterlink, is managing general partner of CID Equity Capital V L.P.

 (5) Mr. Savastano's business address is 6657 Frank Avenue, NW, North Canton, Ohio, 44720.

 (6) Includes warrants to purchase the indicated shares of Waterlink common stock:

Theodore F. Savastano                                           16,364
T. Scott King                                                   10,909
Michael J. Vantusko                                              5,455

 (7) Includes options for the indicated option holder to purchase the indicated shares of Waterlink common stock, which options are fully vested:

Theodore F. Savastano                                         100,000
T. Scott King                                                 293,750
Mark E. Brody                                                  25,000
Robert P. Pinkas                                              103,750
John R. Miller                                                  6,750
Dr. R. Gary Bridge                                                750
Michael J. Vantusko                                            75,000

 (8) Includes shares, including the 304,459 warrants referred to in footnote 2 above, which are held by Brantley Venture Partners III, L.P., of which Mr. Pinkas is managing general partner. Mr. Pinkas's business address is 20600 Chagrin Blvd., Suite 1150, Cleveland, OH 44122.

 (9) Includes shares and warrants that are held by CID Equity Capital V L.P., of which Mr. Hackett is managing general partner. Mr. Hackett's business address is One American Square, Suite 2850, Indianapolis, IN 46282.

(10) Effective February 1, 2000, Mr. Vantusko resigned as Chief Financial Officer of Waterlink.

(11) Includes options to purchase 605,000 shares of common stock, which are fully vested, and 340,187 warrants (as indicated above). Includes the former Chief Financial Officer. If such person was excluded, the group would consist of 7 persons and would beneficially own 5,000,288 shares of common stock or 24.36%.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

       The following report and consolidated financial statements of Waterlink, Inc. and Subsidiaries are included in Item 8, Part II of this report:

       Report of Independent Auditors

       Consolidated Balance Sheets at September 30, 2000 and 1999

       Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998

       Consolidated Statements of Shareholders' Equity for the years ended September 30, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998

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

Date: December 21, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Robert P. Pinkas                           /s/ Theodore F. Savastano
-------------------------------------------    -------------------------------------------
Robert P. Pinkas,                              Theodore F. Savastano,
Director and Chairman of the Board             Director
Date: December 21, 2000                        Date: December 21, 2000

/s/ Dr. R. Gary Bridge                         /s/ T. Scott King
-------------------------------------------    -------------------------------------------
Dr. R. Gary Bridge,                            T. Scott King,
Director                                       Director, President and Chief Executive
Date: December 21, 2000                        Officer
                                               Date: December 21, 2000

/s/ John T. Hackett                            /s/ Mark E. Brody
-------------------------------------------    -------------------------------------------
John T. Hackett,                               Mark E. Brody,
Director                                       Chief Financial Officer
Date: December 21, 2000                        (and principal accounting officer)
                                               Date: December 21, 2000

/s/ John R. Miller
-------------------------------------------
John R. Miller,
Director
Date: December 21, 2000

                               INDEX TO EXHIBITS

EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------                       -------------------
  * 3.1       Form of Fifth Amended and Restated Certificate of
              Incorporation of Waterlink (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
  * 3.2       Form of Amended and Restated By-Laws of Waterlink (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
  * 4.1       Form of Rights Agreement, dated as of May 23, 1997, between
              Waterlink and American Stock Transfer & Trust Company (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No.
              1-13041)
  * 4.2       Amended and Restated Registration Rights Agreement, dated as of March 6, 1997, by and among Waterlink, Brantley Venture
              Partners III, L.P., Theodore F. Savastano, River Cities
              Capital Fund Limited Partnership, IPP95, L.P., Environmental
              Opportunities Fund, L.P., Environmental Opportunities Fund
              (Cayman), L.P., Brantley Capital Corporation and National
              City Capital Corporation (filed as an exhibit to Waterlink's
              Registration Statement on Form S-1, filed April 16, 1997,
              Registration No. 333-25249).
  * 4.3       Registration Rights Agreement, dated as of January 31, 1996, between Waterlink and Mass Transfer Systems, Inc (filed as an exhibit to Waterlink's Registration Statement on Form
              S-1, filed April 16, 1997, Registration No. 333-25249)
  * 4.4       Registration Rights Agreement, dated as of April 26, 1996, between Waterlink and Lawrence A. Schmid (filed as an
              exhibit to Waterlink's Registration Statement on Form S-1, filed April 16, 1997, Registration No. 333-25249)
  * 4.5       Registration Rights Agreement dated as of September 30,
              1996, between Waterlink, Lawrence Stenger, Theresa Stenger,
              Ronald Jaworski, Christine Jaworski, John Stenger, Dawn P.
              Stenger, Scott Stenger, Kristie D. Stenger, Jorg
              Menningmann, Michael Mudrick, Robert Young and Gary Prae
              (filed as an exhibit to Waterlink's Registration Statement on Form S-1, filed April 16, 1997, Registration No.
              333-25249).
  *10.1       Employment Agreement, dated May 23, 1997, between Waterlink and Theodore F. Savastano (filed as an exhibit to
              Waterlink's Amendment No. 1 to Registration Statement on
              Form S-1, filed May 23, 1997, Registration No. 333-25249).
  *10.2       Employment Agreement, dated May 23, 1997, between Waterlink and Michael J. Vantusko (filed as an exhibit to Waterlink's
              Amendment No. 1 to Registration Statement on Form S-1, filed
              May 23, 1997, Registration No. 333-25249).
  *10.3       Credit Agreement, dated as of June 27, 1997, among
              Waterlink, Bank of America National Trust & Savings
              Association (successor by merger to Bank of America
              Illinois), as agent, and for other financial institutions
              party thereto (filed as an exhibit to Waterlink's Quarterly
              Report on Form 10-Q for the quarterly period ended June 30,
              1997, File No. 1-13041)
  *10.4       Credit Agreement, dated as of March 4, 1997, among
              Gigantissimo 2061 AB (to be known as Waterlink (Sweden) AB),
              Waterlink, as guarantor, and Bank of America National Trust
              & Savings Association, London Branch (filed as an exhibit to
              Waterlink's Registration Statement on Form S-1, filed April
              16, 1997, Registration No. 333-25249).
  *10.5       First Amendment, dated as of June 27, 1997, to Credit
              Agreement, dated March 4, 1997, among Waterlink (Sweden) AB,
              Waterlink, as guarantor, and Bank of America National Trust
              & Savings Association, London Branch (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)

EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------                       -------------------
  *10.6       Credit Agreement, dated as of March 4, 1997, among Provista
              Einhundertsechsundfunfzigste Verwaltungsgesellschaft GmbH
              (to be known as Waterlink (Germany) GmbH), Waterlink, Inc., as guarantor, and Bank of America National Trust & Savings
              Association, Frankfurt Branch (filed as an exhibit to
              Waterlink's Registration Statement on Form S-1, filed April
              16, 1997, Registration No. 333-25249).
  *10.7       First Amendment, dated as of June 27, 1997, to Credit
              Agreement, dated March 4, 1997, among Waterlink (Germany)
              GmbH, Waterlink, as guarantor, and Bank of America National
              Trust & Savings Association, Frankfurt Branch (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
  *10.8       Common Stock Warrant Agreement, dated as of February 19,
              1997, between Waterlink and Bank of America Illinois (filed as an exhibit to Waterlink's Registration Statement on Form
              S-1, filed April 16, 1997, Registration No. 333-25249).
  *10.9       Waterlink's 1995 Stock Option Plan (filed as an exhibit to
              Waterlink's Registration Statement on Form S-1, filed April
              16, 1997, Registration No. 333-25249).
  *10.10      Warrant Agreement, dated as of March 6, 1997, among
              Waterlink and each of the purchasers named therein, along
              with the Form of Warrant to Purchase Common Stock, attached thereto as Exhibit A (filed as an exhibit to Waterlink's
              Registration Statement on Form S-1, filed April 16, 1997,
              Registration No. 333-25249).
  *10.11      Waterlink's 1997 Omnibus Incentive Plan (filed as an exhibit to Waterlink's Amendment No. 1 to Registration Statement on
              Form S-1, filed May 23, 1997, Registration No. 333-25249).
  *10.12      Waterlink's Employee Stock Purchase Plan (filed as an
              exhibit to Waterlink's Registration Statement on Form S-1, filed April 16, 1997, Registration No. 333-25249)
  *10.13      First Amendment, dated as of June 23, 1997, to Waterlink's
              Employee Stock Purchase Plan (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
  *10.14      Waterlink's 1997 Non-Employee Director Stock Option Plan
              (filed as an exhibit to Waterlink's Registration Statement on Form S-1, filed April 16, 1997, Registration No.
              333-25249).
  *10.15      Letter Agreement among Waterlink, Inc., Bioclear Technology,
              Inc. and Royal Bank of Canada dated September 24, 1997
              (filed as an exhibit to Waterlink's Annual Report on Form
              10-K for the fiscal year ended September 30, 1997, File No.
              1-13041)
  *10.16      Stock Purchase Agreement between Waterlink, Inc., and
              Anglian Water Services Limited dated as of March 25, 1998
              (filed as an exhibit to Waterlink's Current Report on Form
              8-K, filed April 9, 1998, File No. 1-13041).
  *10.17      Stock Purchase Agreement between Waterlink, Inc., and
              Sutcliffe Speakman PLC dated as of June 5, 1998 (filed as an exhibit to Waterlink's Current Report on Form 8-K, filed
              June 19, 1998, File No. 1-13041).
  *10.18      Amended and Restated Credit Agreement, dated as of June 27,
              1997 and amended and restated as of May 19, 1998, among
              Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, Letter of Credit Issuing
              Bank, and Swing Line Bank, and the other financial
              institutions party hereto (filed as an exhibit to
              Waterlink's Current Report on Form 8-K, filed June 19, 1998,
              File No. 1-13041).
  *10.19      Agreement, dated June 5, 1998, between Waterlink and Chet S.
              Ross (filed as an exhibit to Waterlink's Annual Report on
              Form 10-K for the fiscal year ended September 30, 1998, File
              No. 1-13041).

EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------                       -------------------
  *10.20      Executive Employment Agreement, dated June 8, 1998, between
              Waterlink and T. Scott King (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, File No. 1-13041).
  *10.21      Third Amendment, dated as of September 29, 1998, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party thereto (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, File No. 1-13041).
  *10.22      Fourth Amendment, dated as of February 25, 1999, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party thereto (filed as an exhibit to
              Waterlink's registration statement on Form S-1 filed on
              August 11, 1999, registration number 333-84985).
  *10.23      Fifth Amendment, dated as of June 29, 1999, to Amended and
              Restated Credit Agreement, dated as of May 19, 1998, among
              Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party thereto (filed as an exhibit to
              Waterlink's registration statement on Form S-1 filed on
              August 11, 1999, registration number 333-84985).
  *10.24      Agreement dated as of April 15, 1999, among Waterlink, Inc.
              and each of the current holders of warrants issued pursuant to that certain Warrant Agreement dated as of March 6, 1997
              (filed as an exhibit to Waterlink's registration statement on Form S-1 filed on August 11, 1999, registration number
              333-84985).
  *10.25      Warrant Agreement dated as of July 9, 1999 among Waterlink and each of the Warrantholders party thereto (filed as an
              exhibit to Waterlink's amendment no. 1 to registration
              statement on Form S-1 filed on September 23, 1999,
              registration number 333-84985).
  *10.26      Sixth Amendment, dated as of September 30, 1999, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party. (filed as an exhibit to Waterlink's
              Annual Report on Form 10-K for the fiscal year ended
              September 30, 1999, File No. 1-13041.)
  *10.27      Amendment to Confirmation of Credit Facility, dated as of
              October 8, 1999, among Waterlink and Royal Bank of Canada
              thereto. (filed as an exhibit to Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 1999,
              File No. 1-13041.)
  *10.28      Form of securities purchase agreement between Waterlink and certain institutional investors in connection with offering up to 6,300,000 shares of common stock, dated October 1,
              1999. (filed as an exhibit to Waterlink's Annual Report on
              Form 10-K for the fiscal year ended September 30, 1999, File
              No. 1-13041.)
  *10.29      Agreement dated October 25, 1999, between Waterlink and
              Theodore F. Savastano. (filed as an exhibit to Waterlink's
              Annual Report on Form 10-K for the fiscal year ended
              September 30, 1999, File No. 1-13041.)
  *10.30      Executive Employment Agreement, dated January 20, 2000,
              between Waterlink and Mark E. Brody. (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 1-13041.)
  *10.31      Amendment to Executive Employment Agreement, dated as of
              January 20, 2000, between Waterlink and T. Scott King.
              (filed as an exhibit to Waterlink's Quarterly Report on Form
              10-Q for the quarterly period ended March 31, 2000, File No.
              1-13041.)

EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------                       -------------------
  *10.32      Amended and Restated Credit Agreement, dated as of June 27,
              1997 and amended and restated as of February 11, 2000, among
              Waterlink, Inc. and Bank of America, NA, as agent, and the other financial institutions party hereto. (filed as an
              exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 1-13041.)
  *10.33      Eighth Amendment, dated as of May 2, 2000, to Amended and
              Restated Credit Agreement, dated as of February 11, 2000,
              among Waterlink, Inc. and Bank of America, NA, as agent, and the other financial institutions party hereto. (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 1-13041.)
   10.34      Agreement dated January 20, 2000, between Waterlink and
              Michael J. Vantusko.
   10.35      Warrant Agreement dated January 20, 2000 between Waterlink,
              Inc. and CID Equity Partners V, L.P.
   10.36      Amendment to Executive Employment Agreement, dated as of May
              19, 2000, between Waterlink and Mark E. Brody.
   10.37      Amendment to Executive Employment Agreement, dated as of May
              21, 2000, between Waterlink and T. Scott King.
   10.38      Ninth Amendment, dated as of September 28, 2000, to Amended and Restated Credit Agreement, dated as of February 11,
              2000, among Waterlink, Inc. and Bank of America, NA, as
              agent, and the other financial institutions party hereto.
   21.1       List of Subsidiaries of Waterlink.
   23.1       Consent of Ernst & Young LLP.
   27.1       Financial Data Schedule as of and for the year ended
              September 30, 2000.

---------------

* Incorporated herein by reference as indicated.