Form 10-Q
period 2000-12-31
WATERLINK INC
filed 2001-02-14
CIK 1037682

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2000

                                       or

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

Common Stock, $.001 par value -19,659,694 shares outstanding as of January 31, 2001

===============================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2000 and
         December 31, 2000                                               3 - 4

         Consolidated statements of operations - Three months
         ended December 31, 1999 and 2000                                    5

         Consolidated statements of cash flows - Three months
         ended December 31, 1999 and 2000                                    6

         Notes to consolidated financial statements                     7 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          13

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  19

Signatures                                                                  20

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS-UNAUDITED

                                                      September 30,    December 31,
                                                          2000           2000
                                                        --------        --------
ASSETS                                                    (In thousands)
Current assets:
  Cash and cash equivalents                             $  2,875        $  2,588
  Accounts receivable:
    Trade, net                                            21,232          20,377
    Other                                                  1,609           1,116
  Inventories                                             16,670          18,779
  Costs in excess of billings                             10,553           9,637
  Other current assets                                     2,085           1,681
  Net assets of discontinued operations                   21,398          17,550
                                                        --------        --------
Total current assets                                      76,422          71,728

Property, plant and equipment, at cost:
  Land, buildings and improvements                         2,396           2,430
  Machinery and equipment                                  7,579           7,754
  Office equipment                                         1,837           1,907
                                                        --------        --------
                                                          11,812          12,091
  Less accumulated depreciation                            3,235           3,639
                                                        --------        --------
                                                           8,577           8,452

Other assets:
  Goodwill, net                                           33,354          33,251
  Other assets                                             3,281           3,267
                                                        --------        --------
                                                          36,635          36,518
                                                        --------        --------
Total assets                                            $121,634        $116,698
                                                        ========        ========











                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)

                                                          September 30,    December 31,
                                                              2000            2000
                                                           ---------       ---------
                                                                 (In thousands,
LIABILITIES AND SHAREHOLDERS' EQUITY                            except share data)
Current liabilities:
  Accounts payable-trade                                   $  11,116       $  10,679
  Accrued expenses                                            12,920          10,880
  Billings in excess of cost                                     846           2,635
  Accrued income taxes                                           527             399
  Deferred income taxes                                          143              --
  Current portion of long-term debt                           71,139          71,849
                                                           ---------       ---------
Total current liabilities                                     96,691          96,442

Long-term obligations:
  Long-term debt                                                  12               6
  Other                                                          950             946
                                                           ---------       ---------
                                                                 962             952

Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                       --              --
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 19,659,694 shares
    at September 30, 2000 and December 31, 2000                   20              20
  Additional paid-in capital                                  92,087          92,087
  Accumulated other comprehensive loss                        (8,250)         (7,489)
  Accumulated deficit                                        (59,876)        (65,314)
                                                           ---------       ---------
Total shareholders' equity                                    23,981          19,304
                                                           ---------       ---------
Total liabilities and shareholders' equity                 $ 121,634       $ 116,698
                                                           =========       =========









                 See notes to consolidated financial statements

                               PART I, ITEM I - FINANCIAL STATEMENTS

                                  WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED

                                                             Three Months Ended
                                                                 December 31,
                                                            1999            2000
                                                           --------       --------
                                                             (In thousands,
                                                           except per share data)
Net sales                                                  $ 35,112       $ 23,773
Cost of sales                                                25,903         17,786
                                                           --------       --------
Gross profit                                                  9,209          5,987
Selling, general and
  administrative expenses                                     6,336          5,822
Amortization                                                    248            219
                                                           --------       --------
Operating income (loss)                                       2,625            (54)

Other (expense):
  Interest expense                                           (1,171)        (1,462)
  Other items-net                                              (123)           (36)
                                                           --------       --------
Income (loss) before income taxes                             1,331         (1,552)
Income taxes                                                    307             --
                                                           --------       --------
Income (loss) from continuing operations                      1,024         (1,552)

 Discontinued operations:
   Income from operations of the
     Biological and Separations Divisions                       428              5
   Estimated loss on disposal of Separations Division            --         (3,891)
                                                           --------       --------

Net income (loss)                                          $  1,452       $ (5,438)
                                                           ========       ========

Per share data:
  Basic and assuming dilution:
    Continuing operations                                  $   0.06       $  (0.08)
    Discontinued operations                                    0.02          (0.20)
                                                           --------       --------
                                                           $   0.08       $  (0.28)
                                                           ========       ========

Weighted average common shares outstanding:

  Basic                                                      18,889         19,660
  Assuming dilution                                          19,183         19,660







                           See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

                                                            Three Months Ended
                                                               December 31,
                                                          1999            2000
                                                        --------       --------
                                                              (In thousands)

OPERATING ACTIVITIES
Income (loss) from continuing operations                $  1,024       $ (1,552)
Adjustments to reconcile income (loss) from
  continuing operations to net cash provided
  (used) by operating activities:
    Depreciation and amortization                            694            578
    Deferred income taxes                                     43             --
    Changes in working capital:
      Accounts receivable                                  4,660          1,682
      Inventories                                            552         (1,933)
      Costs in excess of billings                          (3,316)        1,079
      Other assets                                          (149)           379
      Accounts payable                                    (2,361)           277
      Accrued expenses                                    (1,201)        (1,973)
      Billings in excess of cost                          (1,901)         1,757
      Accrued income taxes                                    39           (268)
                                                        --------       --------
Net cash (used) provided by operating activities          (1,916)            26

INVESTING ACTIVITIES
Purchases of equipment                                      (222)          (139)
Purchases of subsidiaries, net of cash acquired             (434)            --
                                                        --------       --------
Net cash (used) by investing activities                     (656)          (139)

FINANCING ACTIVITIES
Proceeds from bank borrowings                                 --            800
Payments on long-term borrowings                         (11,373)           (97)
Proceeds from sale of common stock                        16,222             --
                                                        --------       --------
Net cash provided by financing activities
                                                           4,849            703
Effect of exchange rate changes on cash
                                                            (653)          (165)
                                                        --------       --------
Cash flows provided by continuing operations               1,624            425
Cash flows (used in) discontinued operations              (2,108)          (712)
                                                        --------       --------
(Decreases) in cash and cash equivalents                    (484)          (287)

Cash and cash equivalents at beginning of period           2,131          2,875
                                                        --------       --------
Cash and cash equivalents at end of period              $  1,647       $  2,588
                                                        ========       ========





                           See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

   (INFORMATION AS OF DECEMBER 31, 2000 AND FOR THE THREE-MONTH PERIODS ENDED
                    DECEMBER 31, 1999 AND 2000 IS UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

2.       GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in violation of certain of its covenants under its Senior Credit Facility. These covenant violations have created an Event of Default under the Senior Credit Facility. At December 31, 2000 the Company has a working capital deficiency of $24,714,000, which raises substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The Company is in the process of discussing amendments to its Senior Credit Facility with the objective of allowing the Company to operate while it continues with its previously announced strategic alternative process. At this time, the Company can give no level of assurance that it will be able to negotiate amendments to its Senior Credit Facility or what terms and conditions will be required from its lenders.

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

3.       DISCONTINUED OPERATIONS

In September 2000 the Company sold its Aero-Mod Incorporated and Waterlink Operational Services, Inc. subsidiaries, both of which were part of the Company's Biological Wastewater Treatment Division ("Biological Division"), in a single transaction for $3,600,000 cash. The Board of Directors of the Company then approved a plan to dispose of the remaining assets of the Biological Division, which were principally comprised of its location in Fall River, Massachusetts. These remaining assets were sold in December 2000, with proceeds of $668,000 being received in January 2001. Accordingly, the results of operations for the Biological Division have been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented. The loss on disposal of this segment of $16,151,000 was recorded in the Company's results of operations for the year ended September 30, 2000.

In addition, the Board of the Directors of the Company has approved a plan to sell substantially all of the assets and liabilities of its Separations Division. Although the Company cannot give any assurance as to the success of this sale process, the estimated loss on disposal of this discontinued operation of $3,891,000 recorded during the three months ended December 31, 2000 has been determined based on management's estimate of the net proceeds from the sale of these assets. The results of operations for the Separations Division has been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented.

The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. The amount of interest allocated included in the operating income from discontinued operations was $555,000 and $488,000 for the three months ended December 31, 2000 and 1999, respectively. The income (loss) from discontinued operations for each period is presented below (in thousands):

                                                       Three Months Ended
                                                          December 31,
                                                       1999           2000
                                                  ------------------------------

  Net sales                                      $      14,739    $     10,497
   Operating income                                        428               5
   Income tax expense                                        -               -
                                                  ------------------------------
   Income from operations                                  428               5
   Estimated loss on disposal                                -          (3,891)
                                                  ------------------------------
                                                  $        428    $     (3,886)
                                                  ==============================


The net assets of the Biological and Separations Divisions have been classified as a current asset on the consolidated balance sheets at September 30, 2000 and December 31, 2000 based on the timing and the amount of anticipated net proceeds related to the sale of the assets of these two divisions.

4.        INVENTORIES

Inventories consisted of the following (in thousands):

                                                            September 30,  December 31,
                                                                 2000        2000
                                                          -----------------------------
  Raw materials and supplies                                 $ 10,628       $ 11,926
  Work in process                                                 715            844
  Finished goods                                                5,327          6,009
                                                             -----------------------
                                                             $ 16,670       $ 18,779
                                                             =======================


5.       CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (in thousands):

                                                            September 30,  December 31,
                                                                 2000        2000
                                                          -----------------------------
Contract costs incurred to date                              $ 48,267       $ 34,524
Estimated profits                                              17,714         14,417
                                                             -----------------------
Contract revenue earned to date                                65,981         48,941
Less billings to date                                          56,274         41,939
                                                             -----------------------

Costs and estimated earnings in excess of billings, net      $  9,707       $  7,002
                                                             =======================



The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                                            September 30,  December 31,
                                                                 2000        2000
                                                          -----------------------------
Costs in excess of billings                                  $ 10,553       $  9,637
Billings in excess of cost                                       (846)        (2,635)
                                                             -----------------------
                                                             $  9,707       $  7,002
                                                             =======================

6.                CAPITALIZATION

Long-term obligations consisted of the following (in thousands):

                                                           September 30,  December 31,
                                                              2000         2000
                                                          --------------------------
Long-term debt:
  Revolving credit facility with a group of banks           $34,800      $35,600
  Term note payable to a group of banks                      33,702       33,702
  Other notes payable to various parties                        399          303
Convertible subordinated notes payable to former
  shareholders of C'treat                                     2,250        2,250
                                                            --------------------
                                                             71,151       71,855
Less current maturities                                      10,637       71,849
Less debt subject to covenant violations
                                                             60,502           --
                                                            --------------------
                                                            $    12      $     6
                                                           =====================

In December 2000 the Company entered into an amendment to its Senior Credit Facility that waived certain financial covenant violations that were not met at September 30, 2000, assuming the Company realizes certain levels of earnings before interest and taxes through March 31, 2001 and met certain targets with regard to the Company's strategic alternative process. This amendment also accelerated the maturity date of the Senior Credit Facility to October 1, 2001. The Company currently is not in compliance with certain covenants established by this amendment.

A progression of shareholders' equity follows (in thousands):

                                                                            Accumulated
                                                             Additional        Other          Accumu-        Total
                                                Common        Paid-in      Comprehensive       lated       Shareholders'
                                                Stock         Capital         (Loss)          Deficit       Equity
                                                -------      --------        --------          -------       ------
Balance at September 30, 2000                    $   20         $92,087       $(8,250)        $ (59,876)     $23,981
Net loss                                                                                         (5,438)      (5,438)
Foreign currency translation
   adjustments                                                                    761                             761
                                                                                                             --------
   Comprehensive (loss)                                                                                        (4,677)
                                                  -----         -------      --------          --------       -------
Balance at December 31, 2000                      $  20         $92,087      $ (7,489)         $(65,314)      $19,304
                                                 ======        ========      ========          =========      =======

7.       EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the weighted average common shares outstanding used in computing basic and assuming dilution earnings (loss) per share (in thousands):

                                                              Three Months Ended
                                                                 December 31,
                                                               1999         2000
                                                              ------      ------
Average shares outstanding- basic                             18,889      19,660
  Effect of dilutive securities:
      Stock options and warrants                                 294          --
                                                              ------      ------
 Denominator for diluted earnings per share-
      weighted average shares and assumed conversions         19,183      19,660
                                                              ======      ======

For each period presented, certain issuances of potential common stock and certain outstanding convertible subordinated notes were excluded from the computation of earnings per share, assuming dilution, since their inclusion in the computation would have an anti-dilutive effect.

8.       SEGMENT INFORMATION

Historically the Company's reportable segments were the five divisions the Company established as part of its 1999 Strategic Operating Plan. As described in Note 3 the Company is reporting its Biological and Separations Divisions as discontinued operations. The three divisions that comprise the Company's continuing operations are described below:

     -         the Specialty Products Division
     -         the European Water and Wastewater Division
     -         the Pure Water Division

The following table summarizes the Company's continuing operations by the three divisions, or segments, and corporate (in thousands):

                                    European

                                               Specialty    Water and       Pure
                                                Products    Wastewater     Water
                                                Division     Division     Division    Corporate       Total
----------------------------------------------------------------------------------------------------------------
 Three months ended December 31, 2000
 Net sales from external customers                $ 13,313     $  6,938     $  3,522      $    -       $ 23,773
 Intersegment net sales                                 10        1,470            -      (1,480)             -
 Segment operating income (loss)                       683        (258)           70        (549)          (54)
----------------------------------------------------------------------------------------------------------------
 Three months ended December 31, 1999
 Net sales from external customers                  16,441       14,499        4,172           -         35,112
 Intersegment net sales                                  2        1,436           22      (1,460)             -
 Segment operating income (loss)                     1,891        1,073          434        (773)         2,625

A reconciliation of the reportable segments' operating income (loss) to consolidated income (loss) before income taxes follows (in thousands):

                                                                     Three Months Ended
                                                                        December 31,
                                                                    1999            2000
                                                               -------------------------------
 Total operating income (loss) for
   reportable segments, including corporate                          $   2,625      $    (54)
 Interest expense                                                      (1,171)        (1,462)
 Interest income and other items-net                                     (123)           (36)
                                                               -------------------------------
                                                                     $   1,331    $   (1,552)
                                                               ===============================

9.       CONTINGENCIES

On March 31, 2000, Bartow Ethanol of Florida, LC filed suit against Waterlink. The suit arose out of Waterlink's sale of a biological treatment system to Bartow in 1998. Essentially, Bartow claimed that Waterlink breached the sale contract by failing to timely provide a properly functioning biological treatment system. Bartow also claimed that Waterlink misrepresented its ability to complete the system on time, among other things. Bartow sought compensatory, consequential and punitive damages totaling $31,150,000, plus attorneys' fees and costs in an unspecified amount. In a counterclaim the Company alleged that Bartow owed the Company pursuant to the contract $1,024,000 for the system. An agreement between the Company and Bartow was reached providing for Bartow dismissing its suit against the Company and the Company dismissing its counterclaim against Bartow. As a result of Bartow filing for protection under Chapter 11 of the federal bankruptcy code, this agreement must be approved by the bankruptcy court before it becomes effective. A hearing is scheduled for late February 2001 in the bankruptcy court relating to this matter.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        WATERLINK, INC. AND SUBSIDIARIES

OVERVIEW

         Waterlink is an international provider of integrated water purification and wastewater treatment solutions, principally to industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994 and grew externally by completing thirteen acquisitions.

         Waterlink is organized under a divisional format for efficient centers of product expertise and geographic experience, to better serve Waterlink's customers and independent marketing representatives. Waterlink's continuing operations are comprised of the following three divisions:

     -        the Specialty Products Division
     -        the European Water and Wastewater Division
     -        the Pure Water Division

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

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of December 31, 2000, Waterlink's total backlog from continuing operations was approximately $34.1 million, consisting of $23.1 million of written purchase orders for capital goods equipment and $11.0 million of firm commitments to purchase recurring revenue products, principally from our specialty products division. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                                 Three Months Ended
                                                                    December 31,
                                                                 1999         2000
                                                                 -----        -----
Net sales                                                        100.0%       100.0%
Cost of sales                                                     73.8         74.8
                                                                 -----        -----
Gross profit                                                      26.2         25.2

Selling, general and administrative expenses                      18.0         24.5
Amortization                                                       0.7          0.9
                                                                 -----        -----
Operating income (loss)                                            7.5         (0.2)

Other (expense):
     Interest expense                                             (3.3)        (6.1)
     Other items - net                                            (0.4)        (0.2)
                                                                 -----        -----
Income (loss) before income taxes                                  3.8         (6.5)
Income taxes                                                       0.9           --
                                                                 -----        -----
Income (loss) from continuing operations                           2.9         (6.5)

Discontinued operations:
     Income from discontinued operations                           1.2          0.0
     Estimated loss from disposal of discontinued operation         --        (16.4)
                                                                 -----        -----

Net income (loss)                                                  4.1%       (22.9)%
                                                                 =====        =====



Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Net Sales: Net sales for the three months ended December 31, 2000 were $23,773,000, a decrease of $11,339,000, or 32.3%, from the $35,112,000 in net sales reported in the comparable prior period. The more significant sales decreases occurred within the UK and Swedish businesses, part of our European division, which experienced a $7,561,000 decrease in net sales; and within the domestic portion of our specialty products division, which decreased by $3,128,000. Sales within Sweden and the UK were lower than in the previous year due to (a) a lower backlog as of the beginning of the current year quarter as compared to the prior year, and (b) booking levels during the current quarter being below that of the prior year quarter, especially in the UK. Currency fluctuations also negatively impacted sales in the current year by $1,131,000 within the European division and by $1,576,000 on a consolidated basis.

Gross Profit: Gross profit for the three months ended December 31, 2000 was $5,987,000, a decrease of $3,222,000 from the comparable prior period. Gross margin was 25.2% for the three months ended December 31, 2000 as compared to 26.2% for the comparable prior period. The decrease in the gross profit and gross margin is primarily due to the decrease in net sales.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended December 31, 2000 were $5,822,000, a decrease of $514,000 from the comparable prior period. The decrease was primarily due to a combination of the impact of exchange rates for locations outside the United States and the sale of a small sales office within the European division subsequent to the end of comparable prior year period. Partially offsetting these reductions in the current quarter was a $375,000 provision for an uncollectible account receivable within the UK business of our European division. Selling, general and administrative expenses as a percentage of net sales were 24.5% for the three months ended December 31, 2000 as compared to 18.0% for the comparable prior period. This increase primarily reflects the lower sales base in the current year.

Amortization: Amortization expense for the three months ended December 31, 2000 was $219,000 compared to $248,000 during the comparable prior period.

Interest Expense: Interest expense for the three months ended December 31, 2000 was $1,462,000, an increase of $291,000 from the comparable prior period. This increase was primarily due to an increase in interest rates during the three months ended December 31, 2000 as compared to the comparable prior period.

Income Taxes: Waterlink recorded income taxes of $307,000 on pre-tax income of $1,331,000 for the three months ended December 31, 1999. These income taxes were recorded on earnings outside the United States and in certain states domestically. There was no provision for income taxes recorded for the three months ended December 31, 2000.

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

         In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives that could maximize our shareholders' investment in Waterlink. To assist us in this process we engaged Banc of America Securities LLC and we are exploring various alternatives, which include the sale of all or part of Waterlink. While we are currently in discussions with various parties regarding the potential sale of certain of our remaining divisions, at this time we can give no assurance that these sales will be successful, or what businesses Waterlink will retain, if any.

         Waterlink does not currently anticipate making significant capital investments in plant and equipment because of our efforts to partner with vendors who manufacture most of the components used in our systems and equipment as well as our current financial position.

         For the three months ended December 31, 2000, net cash provided by operating activities was $26,000, purchases of equipment totaled $139,000, and discontinued operations used $712,000 of cash. These net cash outflows were financed by an increase in bank borrowings.

Credit Availability

         As of December 31, 2000, Waterlink's credit facilities are comprised of
(1) a $69,702,000 domestic facility with Bank of America National Trust & Savings Association as agent, which expires on October 1, 2001 and (2) separate facilities aggregating approximately $4,750,000 at three of its overseas subsidiaries. The credit facilities will be utilized to primarily fund operating activities of Waterlink.

         In May 2000 Waterlink entered into an amendment to our senior credit facility that waived certain financial covenants that were not met at March 31, 2000, assuming Waterlink realized certain levels of earnings before interest and taxes through December 31, 2000. Primarily as a result of the special charges related to the impairment of goodwill and the loss from discontinued operations, Waterlink was in violation of certain of its financial covenants at September 30, 2000. In December 2000 Waterlink entered into an amendment to our senior credit facility that waived the financial covenant violations that were not met at September 30, 2000, assuming Waterlink realizes certain levels of earnings before interest and taxes through March 31, 2001 and met certain targets with regard to Waterlink's strategic alternative process. This amendment also accelerated the maturity date of the senior credit facility to October 1, 2001. Waterlink currently is not in compliance with certain of the covenants established by this amendment, which have created an Event of Default under the facility. Without a waiver of this default and an amendment to our senior credit facility, an infusion of additional capital, or the sale of significant assets, Waterlink would not be able to meet its scheduled obligations under the senior credit facility. We are currently in discussions with our senior bank group regarding this default. No assurance can be given as to whether a satisfactory waiver of the default and an amendment to the senior credit facility will be obtained from our senior bank group. If we are unable to negotiate a satisfactory waiver of the default or amendment to the senior credit facility, then Waterlink would remain in default under the terms of the senior credit facility. If an Event of Default continues the lenders could declare that all borrowings under the senior credit facility are immediately due and payable. Since we would be unable to pay these amounts the lenders could proceed to foreclose on their security interest, which comprises substantially all of our assets. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

         In connection with our previously announced exploration of strategic alternatives to maximize shareholder value, Waterlink is currently in discussions with various parties regarding the potential sale of certain of our remaining divisions, and at this time we can give no assurance that these sales will be successful or that they will be sufficient to repay all of our existing indebtedness. Under the terms of our senior credit facility, all net proceeds from any such sales must first be used to repay outstanding indebtedness under the senior credit facility.

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

         Waterlink currently does not have any additional borrowing capacity under the senior credit facility. In January 2001 Waterlink issued subordinated notes to two related parties to be used for working capital purposes totaling $1,000,000. These subordinated notes carry an interest rate of 13.0% per annum, payable quarterly. In connection with this indebtedness, Waterlink issued warrants to purchase up to 100,000 shares of Waterlink common stock at an exercise price of $.01 per share. The value of these warrants totaling $92,000 is being amortized over on a straight-line basis through the maturity date of the notes, January 18, 2002, and will be included in interest expense. The warrants will expire on January 17, 2006.

FORWARD LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

     -    the success of Waterlink's exploration of strategic alternatives
     - the ability to negotiate a waiver of covenant violations and/or an amendment to our senior credit facility
     - the ability to obtain additional credit availability to support working capital requirements
     -    changes in world economic conditions, including
          - instability of governments and legal systems in countries in which Waterlink conducts business
          -    significant changes in currency valuations
          -    recessionary environments
          -    the effects of military conflicts

     - changes in customer demand and timing of orders as they affect sales and product mix, including
          -    the effect of strikes at customer's facilities
          -    variations in backlog
          -    the impact of changes in industry business cycles
          -    changes in environmental laws

     -    competitive factors, including
          -    changes in market penetration
          -    introduction of new products by existing and new competitors

     -    changes in operating costs, including
          - changes in Waterlink's and its subcontractors' manufacturing processes
          -    changes in costs associated with varying levels of operations
          -    changes resulting from different levels of customers demands
          -    effects of unplanned work stoppages
          -    changes in cost of labor and benefits
          -    the cost and availability of raw materials and energy
          -    the cost of capital, including interest rate increases
          -    unanticipated litigation, claims or assessments

Readers are referred to the "Forward-Looking Statements" and "Risk Factors"sections, commencing on page 19, in Waterlink's 2000 Annual Report on Form 10-K filed on December 21, 2000, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements herein.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         10.1 Tenth Amendment, dated as of December 29, 2000, to Amended and Restated Credit Agreement, dated as of February 11, 2000, among Waterlink, Inc. and Bank of America, N.A., as agent, and the other financial institutions party thereto.

         10.2 Warrant Agreement dated as of January 18, 2001 among Waterlink, Inc., Brantley Venture Partners III, L.P., and CID Equity Capital V, L.P.

         10.3 13% Subordinated Note dated as of January 18, 2001, in the amount of $500,000, from Waterlink, Inc. to Brantley Venture Partners III, L.P.

         10.4 13% Subordinated Note dated as of January 18, 2001, in the amount of $500,000, from Waterlink, Inc. to CID Equity Capital V, L.P.

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Waterlink, Inc.
                                          (Registrant)


                                      By: /s/ T. Scott King
                                         -------------------
                                          T. Scott King
                                          President and Chief Executive Officer

                                      By: /s/ Mark E. Brody
                                         -------------------
                                          Mark E. Brody
                                          Chief Financial Officer

Dated:  February 14, 2001