Form 10-Q
period 2001-03-31
WATERLINK INC
filed 2001-05-15
CIK 1037682

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Quarterly Period Ended March 31, 2001
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from                 to

                         Commission File Number 1-13041

                                 WATERLINK, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                              34-1788678
(State or Other Jurisdiction           (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                        ---------------------------------

                         1350 Euclid Avenue, Suite 1010
                              Cleveland, Ohio 44115
                    (Address of Principal Executive Offices)
                                   (Zip Code)
                        ---------------------------------

                                  216-861-9195
              (Registrant's Telephone Number, Including Area Code)
           ----------------------------------------------------------

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

Common Stock, $.001 par value -19,659,694 shares outstanding as of April 30,
2001

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2000 and
         March 31, 2001                                                                    3 - 4

         Consolidated statements of operations - Three months ended March 31,
         2000 and 2001; Six months ended
         March 31, 2000 and 2001                                                               5

         Consolidated statements of cash flows - Six months
         ended March 31, 2000 and 2001                                                         6

         Notes to consolidated financial statements                                        7 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                             12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     19

Item 5.  Other Information                                                                     19

Item 6.  Exhibits and Reports on Form 8-K                                                      19

Signatures                                                                                     20

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS-UNAUDITED


                                               September 30,      March 31,
                                                  2000               2001
                                             --------------- ----------------
ASSETS                                                  (In thousands)
Current assets:
  Cash and cash equivalents                        $  2,735         $  1,144
  Trade accounts receivable, net                     13,357           13,859
  Inventories                                        12,368           14,138
  Costs in excess of billings                         4,347            4,492
  Other current assets                                1,409            1,102
  Net assets of discontinued operations              33,355            5,551
                                             --------------- ----------------
Total current assets                                 67,571           40,286

Property, plant and equipment, at cost:
  Land, buildings and improvements                    1,482            1,443
  Machinery and equipment                             5,969            6,081
  Office equipment                                    1,606            1,634
                                             --------------- ----------------
                                                      9,057            9,158
  Less accumulated depreciation                       2,331            2,828
                                             --------------- ----------------
                                                      6,726            6,330

Other assets:
  Goodwill, net                                      33,354           32,398
  Other assets                                        3,279            2,279
                                             --------------- ----------------
                                                     36,633           34,677
                                             --------------- ----------------
Total assets                                       $110,930         $ 81,293
                                             =============== ================









                           See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)

                                                         September 30,    March 31,
                                                             2000           2001
                                                           ---------      ---------
                                                                (In thousands,
LIABILITIES AND SHAREHOLDERS' EQUITY                           except share data)
Current liabilities:
  Accounts payable-trade                                   $   7,598      $   7,855
  Accrued expenses                                             7,046          6,779
  Billings in excess of cost                                     725          1,355
  Accrued income taxes                                           429            132
  Current portion of long-term debt                           71,139         56,422
                                                           ---------      ---------
Total current liabilities                                     86,937         72,543

Long-term debt                                                    12              6

Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                        -              -
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 19,659,694 shares
    at September 30, 2000 and March 31, 2001                      20             20
  Additional paid-in capital                                  92,087         92,179
  Accumulated other comprehensive loss                        (8,250)        (3,095)
  Accumulated deficit                                        (59,876)       (80,360)
                                                           ---------      ---------
Total shareholders' equity                                    23,981          8,744
                                                           ---------      ---------
Total liabilities and shareholders' equity                 $ 110,930      $  81,293
                                                           =========      =========









                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                   Three Months Ended           Six Months Ended
                                                        March 31,                   March 31,
                                                    2000          2001          2000          2001
                                                  --------      --------      --------      --------
                                                        (In thousands, except per share data)

 Net sales                                        $ 20,118      $ 20,623      $ 40,753      $ 37,459
 Cost of sales                                      14,619        15,535        29,484        28,282
                                                  --------      --------      --------      --------
 Gross profit                                        5,499         5,088        11,269         9,177


 Selling, general and
   administrative expenses                           3,920         3,838         7,967         7,503
 Amortization                                          217           217           388           436
                                                  --------      --------      --------      --------
 Operating income                                    1,362         1,033         2,914         1,238

 Other expense:
   Interest expense                                 (1,129)       (1,033)       (2,181)       (2,320)
   Amortization of financing costs                    (101)         (908)         (209)       (1,023)
   Other items-net                                     (35)          (73)          (62)         (121)
                                                  --------      --------      --------      --------
 Income (loss) before income taxes                      97          (981)          462        (2,226)
 Income taxes                                          256             -           457             -
                                                  --------      --------      --------      --------
 Income (loss) from continuing operations             (159)         (981)            5        (2,226)

 Discontinued operations:
   Income (loss) from discontinued operations       (1,169)         (480)          119          (783)
   Estimated loss on disposal of discontinued
      operations                                         -       (13,584)            -       (17,475)
                                                  --------      --------      --------      --------

 Net income (loss)                                $ (1,328)     $(15,045)     $    124      $(20,484)
                                                  ========      ========      ========      ========

 Earnings (loss) per common share:
    Basic:
      Continuing operations                       $  (0.01)     $  (0.05)     $   0.00      $  (0.11)
      Discontinued operations                        (0.06)        (0.72)         0.01         (0.93)
                                                  --------      --------      --------      --------
                                                  $  (0.07)     $  (0.77)     $   0.01      $  (1.04)
                                                  ========      ========      ========      ========

    Assuming Dilution:
      Continuing operations                       $  (0.01)     $  (0.05)     $   0.00      $  (0.11)
      Discontinued operations                        (0.06)        (0.72)         0.01         (0.93)
                                                  --------      --------      --------      --------
                                                  $  (0.07)     $  (0.77)     $   0.01      $  (1.04)
                                                  ========      ========      ========      ========

Weighted average common shares outstanding:
   Basic                                            19,211        19,660        19,050        19,660
   Assuming dilution                                19,211        19,660        19,344        19,660


                           See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

                                                            Six Months Ended
                                                               March 31,
                                                         2000           2001
                                                        --------      --------
                                                            (In thousands)
OPERATING ACTIVITIES
Income (loss) from continuing operations                $      5      $ (2,226)
Adjustments to reconcile income (loss) from
  from continuing operations to net cash
  used by operating activities:
    Depreciation and amortization                            952         1,921
    Changes in working capital:
      Accounts receivable                                 (1,342)         (766)
      Inventories                                            127        (1,806)
      Costs in excess of billings                           (801)         (162)
      Other assets                                          (265)          181
      Accounts payable                                       377           259
      Accrued expenses                                       124           (29)
      Billings in excess of cost                          (1,689)          635
      Accrued income taxes                                   248          (365)
                                                        --------      --------
Net cash used by operating activities                     (2,264)       (2,358)


INVESTING ACTIVITIES
Proceeds from sale of divisions                                -        16,218
Purchases of equipment                                      (155)         (238)
Purchases of subsidiaries, net of cash acquired             (298)            -
                                                        --------      --------
Net cash (used) provided by investing activities            (453)       15,980

FINANCING ACTIVITIES
Proceeds from long-term borrowings                             -           800
Proceeds from issuance of subordinated debt                    -         1,000
Payments on long-term borrowings                         (10,606)      (16,522)
Proceeds from sale of common stock                        16,222             -
                                                        --------      --------
Net cash provided (used) by financing activities           5,616       (14,722)

Effect of exchange rate changes on cash                      (78)          412
                                                        --------      --------
Cash flows provided (used) by continuing operations        2,821          (688)
Cash flows used in discontinued operations                (3,318)         (903)
                                                        --------      --------
Decreases in cash and cash equivalents                      (497)       (1,591)
Cash and cash equivalents at beginning of period           1,957         2,735
                                                        --------      --------
Cash and cash equivalents at end of period              $  1,460      $  1,144
                                                        ========      ========




                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

(INFORMATION AS OF MARCH 31, 2001 AND FOR THE THREE AND SIX-MONTH PERIODS ENDED
                     MARCH 31, 2000 AND 2001 IS UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

2. GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2001 the Company has a working capital deficiency of $32,257,000, which raises substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to negotiate with its senior lenders repayment terms which the Company can satisfy by the sale of assets in accordance with its strategic alternative process, its ability to successfully implement the strategic alternative process, and the ability to generate sufficient cash flows to operate its business.

3. DISCONTINUED OPERATIONS

In two separate transactions in September and December 2000, the Company sold a combination of stock and assets of all the companies that comprised its Biological Division for a combined sales price of approximately $4.2 million. In February 2001 the Company sold substantially all of the assets of its Separations Division for approximately $18.8 million in cash, $17.3 million of which was received at closing and $1.5 million of which was placed in escrow, subject to reduction for any indemnification claims made on or before February 28, 2002. In connection with the sales of these two divisions, the Company recorded a loss on the disposal of its Biological Division of $16,151,000 for the year ended September 30, 2000 and a loss on the disposal of its Separations Division of $3,891,000 for the three-months ended December 31, 2000.

In addition, the Board of the Directors of the Company has approved a plan to sell all of the operations that comprise its European Water and Wastewater Division. Although the Company cannot give any assurance as to the success of this sale process, the estimated loss on disposal of this discontinued operation of $13,584,000 recorded during the three months ended March 31, 2001 has been determined based on management's estimate of the net proceeds from the sale of these assets. With regard to this loss on disposal, $6,416,000 relates to the write off of the cumulative translation adjustment component of equity related to the European Water and Wastewater Division.

Accordingly, the results of operations for the Biological, Separations, and European Water and Wastewater Divisions have been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented.

The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. The (loss) from discontinued operations for each period is presented below (in thousands):

                                                        Three Months Ended             Six Months Ended
                                                            March 31,                      March 31,
                                                       2000            2001           2000           2001
                                                  -------------------------------------------------------------
   Net sales                                      $     21,492    $     13,182    $     50,708   $     30,616
   Operating income (loss)                                (629)             97           1,300            372
   Allocated interest expense                             (535)           (577)         (1,070)        (1,155)
   Income tax expense                                        5               -             111              -
                                                  -------------------------------------------------------------
   Income (loss) from operations                        (1,169)           (480)            119           (783)
   Estimated loss on disposal                                -         (13,584)              -        (17,475)
                                                  -------------------------------------------------------------
                                                  $     (1,169)   $    (14,064)   $        119   $    (18,258)
                                                  =============================================================


The net assets of the three divisions classified as discontinued operations have been classified as a current asset on the consolidated balance sheets at September 30, 2000 and March 31, 2001 based on the timing and the amount of net proceeds or anticipated net proceeds, as the case may be, related to the sale of the assets of these divisions.

4.        INVENTORIES

Inventories consisted of the following (in thousands):


                                     September 30,  March 31,
                                         2000         2001
                                        -------------------
         Raw materials and supplies     $ 6,690     $ 7,654
         Work in process                    468         482
         Finished goods                   5,210       6,002
                                        -------------------
                                        $12,368     $14,138
                                        ===================

5 CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (in thousands):

                                                                           September 30,         March 31,
                                                                                2000               2001
                                                                         ---------------------------------------
       Contract costs incurred to date                                       $ 25,804           $ 23,892
       Estimated profits                                                       11,550             11,677
                                                                         ---------------------------------------
       Contract revenue earned to date                                         37,354             35,569
       Less billings to date                                                   33,732             32,432
                                                                         ---------------------------------------
       Costs and estimated earnings in excess of billings, net                $ 3,622            $ 3,137
                                                                         =======================================

The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                                                           September 30,         March 31,
                                                                                2000               2001
                                                                         ---------------------------------------
       Costs in excess of billings                                            $ 4,347             $ 4,492
       Billings in excess of cost                                                (725)             (1,355)
                                                                         ---------------------------------------
                                                                              $ 3,622             $ 3,137
                                                                         =======================================

6.                CAPITALIZATION

Long-term obligations consisted of the following (in thousands):

                                                                          September 30,        March 31,
                                                                              2000               2001
                                                                        --------------------------------------
   Long-term debt:
     Revolving credit facility with a group of banks                          $34,800            $35,490
     Term note payable to a group of banks                                     33,702             17,484
     Other notes payable to various parties                                       399                204
   Subordinated notes to related parties                                            -              1,000
   Convertible subordinated notes payable to former
     shareholders of C'treat                                                    2,250              2,250
                                                                        --------------------------------------
                                                                               71,151             56,428

   Less current maturities                                                     10,637             56,422
   Less debt subject to covenant violations                                    60,502                  -
                                                                        --------------------------------------
                                                                              $    12            $     6
                                                                        ======================================

In May 2001 the Company entered into an amendment to its Senior Credit Facility that waived existing covenant violations. The amendment also established additional covenant obligations, including financial performance covenants, reporting covenants and performance covenants associated with the Company's strategic alternative process. This amendment also increased the interest rate on all outstanding borrowings under the Senior Credit Facility to prime plus three percent. The amount of interest payable on a monthly basis will be based on prime plus two percent, with the additional one percent being deferred until the occurrence of certain events, but in no event later than October 1, 2001. In addition to the amount of interest payable on the Senior Credit Facility, the Company is obligated to pay the lenders a prepayment fee of 1.4% on any term loan payments as well as 0.4% on the entire Senior Credit Facility upon the occurrence of certain events, but in no event later than October 1, 2001. The May 2001 amendment also revised the term loan principal repayment terms with $50,000 being payable in May and June 2001, $75,000 payable in July 2001, $2,000,000 being payable on August 31, 2001 and all remaining balances being due on October 1, 2001.

An amendment of the Senior Credit Facility entered into during the current fiscal year accelerated the maturity date of the facility to October 1, 2001. This change resulted in an acceleration of approximately $800,000 of the amortization of deferred financing costs reported in the Company's statement of operations for the three and six-month periods ended March 31, 2001.

In January 2001 the Company issued $1,000,000 of subordinated notes to two related parties, the proceeds from which were to be used for working capital purposes. These subordinated notes carry an interest rate of 13.0% per annum, payable quarterly. In connection with this indebtedness, the Company issued warrants to purchase up to 100,000 shares of Waterlink common stock at an exercise price of $.01 per share. The value of these warrants totaling $92,000 is being amortized on a straight-line basis through the maturity date of the notes, January 18, 2002. The warrants will expire on January 17, 2006.

The maturity date of the $2,250,000 of convertible subordinated notes payable to former shareholders of C'treat has been extended from March 2, 2001 to October 31, 2001, and the interest rate was increased from 5.54% to 11% per annum, with interest to be paid monthly.

The comprehensive loss for the three months ended March 31, 2000 and 2001 was $1,836,000 and $10,652,000, respectively. Comprehensive loss for the six months ended March 31, 2000 and 2001 was $2,348,000 and $15,329,000, respectively. The only significant component of comprehensive loss, other than net loss, is the effect of foreign currency translation adjustments.

7.       EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the weighted average common shares outstanding used in computing basic and assuming dilution earnings (loss) per share (in thousands):

                                                         Three Months Ended    Six Months Ended
                                                              March 31,             March 31,
                                                           2000       2001      2000        2001
                                                          ------     ------     ------     ------

Average shares outstanding- basic                         19,211     19,660     19,050     19,660
  Effect of dilutive securities:
      Stock options and warrants                               -          -        294          -
                                                          ------     ------     ------     ------
 Denominator for diluted earnings per share-
      weighted average shares and assumed conversions     19,211     19,660     19,344     19,660
                                                          ======     ======     ======     ======

For each period presented, certain issuances of potential common stock and certain outstanding convertible subordinated notes were excluded from the computation of earnings per share, assuming dilution, since their inclusion in the computation would have an anti-dilutive effect.

8.       SEGMENT INFORMATION

Historically the Company's reportable segments were the five divisions the Company established as part of its 1999 Strategic Operating Plan. As described in Note 3 the Company is reporting its Biological, Separations and the European Water and Wastewater Divisions as discontinued operations. The two divisions that comprise the Company's continuing operations are the Specialty Products Division and the Pure Water Division.

The following table summarizes the Company's continuing operations by the two divisions, or segments, together with corporate and other (in thousands):

                                                             Specialty        Pure          Corporate
                                                              Products        Water         and Other        Total
--------------------------------------------------------------------------------------------------------------------
 Three months ended March 31, 2000
 Net sales from external customers                            $ 16,696       $  3,422         $     -      $ 20,118
 Intersegment net sales                                              7              -             (7)             -
 Segment operating income (loss)                                 1,996            199           (833)         1,362
--------------------------------------------------------------------------------------------------------------------
 Three months ended March 31, 2001
 Net sales from external customers                              15,607          4,730            286         20,623
 Intersegment net sales                                             16              -            (16)             -
 Segment operating income (loss)                                 1,290            442           (699)         1,033
--------------------------------------------------------------------------------------------------------------------
 Six months ended March 31, 2000
 Net sales from external customers                              33,137          7,616               -        40,753
 Intersegment net sales                                              9              -             (9)             -
 Segment operating income (loss)                                 3,887            633         (1,606)         2,914
--------------------------------------------------------------------------------------------------------------------
 Six months ended March 31, 2001
 Net sales from external customers                              28,921          8,252            286         37,459
 Intersegment net sales                                             26              -            (26)             -
 Segment operating income (loss)                                 1,974            511         (1,247)         1,238

A reconciliation of the reportable segments' operating income to consolidated income (loss) before income taxes follows (in thousands):

                                                               Three Months Ended            Six Months Ended
                                                                    March 31,                   March 31,
                                                               2000          2001           2000          2001
                                                           ---------------------------------------------------------
Total operating income for
  reportable segments, including corporate                     $ 1,362      $ 1,033      $ 2,914      $ 1,238
Interest expense                                                (1,129)      (1,033)      (2,181)      (2,320)
Amortization of financing costs                                   (101)        (908)        (209)      (1,023)
Other items-net                                                    (35)         (73)         (62)        (121)
                                                           ---------------------------------------------------------
                                                               $    97      $  (981)     $   462      $(2,226)
                                                           =========================================================

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

         Waterlink is organized under a divisional format to better serve Waterlink's customers and independent marketing representatives. Waterlink's continuing operations are comprised of the Specialty Products Division and the Pure Water Division.

         With regard to non-recurring revenue, the majority of the systems and equipment produced by Waterlink are custom designed and can take a number of months to produce. Revenues from large contracts are recognized using the percentage of completion method of accounting in the proportion that costs incurred bear to total estimated costs at completion. Revisions of estimated costs or potential contract losses, if any, are recognized in the period in which they are determined. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in revenues when collection is probable. Revenues from remaining systems and equipment sales are recognized when shipped.

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of March 31, 2001, Waterlink's total backlog from continuing operations was approximately $24.2 million, consisting of $11.2 million of written purchase orders for capital goods equipment and $13.0 million of firm commitments to purchase recurring revenue products, principally from our specialty products division. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                       Three Months Ended     Six Months Ended
                                                           March 31,              March 31,
                                                      2000         2001        2000       2001
                                                      -----       -----       -----       -----
Net sales                                             100.0%      100.0%      100.0%      100.0%
Cost of sales                                          72.7        75.3        72.3        75.5
                                                      -----       -----       -----       -----
Gross profit                                           27.3        24.7        27.7        24.5

Selling, general and                                   19.4        18.6        19.5        20.0
  administrative expenses
Amortization                                            1.1         1.1         1.0         1.2
                                                      -----       -----       -----       -----
Operating income                                        6.8         5.0         7.2         3.3

Other expense:
     Interest expense                                  (5.6)       (5.0)       (5.4)       (6.2)
     Amortization of financing costs                   (0.5)       (4.4)       (0.5)       (2.7)
     Other items - net                                 (0.2)       (0.4)       (0.2)       (0.3)
                                                      -----       -----       -----       -----
Income (loss) before income taxes                       0.5        (4.8)        1.1        (5.9)
Income taxes                                           (1.3)        -          (1.1)        -
                                                      -----       -----       -----       -----
Income (loss) from continuing operations               (0.8)       (4.8)        0.0        (5.9)
Discontinued operations:
     Income (loss) from discontinued operations        (5.8)       (2.3)        0.3        (2.1)
     Estimated loss from disposal
       of discontinued operations                         -       (65.9)                  (46.7)
                                                      -----       -----       -----       -----
Net income (loss)                                      (6.6)%     (73.0)%       0.3%      (54.7)%
                                                      =====       =====       =====       =====


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net Sales: Net sales for the three months ended March 31, 2001 were $20,623,000, an increase of $505,000, or 2.5%, from the $20,118,000 in net sales reported in the comparable prior period. Sales at the pure water division increased by $1,308,000, or 38.2%, from the comparable prior period due to stronger system orders received during the current year. This increase was offset by a decrease in net sales at our specialty products division of $1,089,000, or 6.5%, during the current year. The decrease at the specialty products division in the current year was primarily related to lower carbon sales and certain systems orders previously received being delayed until the second half of fiscal 2001.

Gross Profit: Gross profit for the three months ended March 31, 2001 was $5,088,000, a decrease of $411,000 from the comparable prior period. Gross margin was 24.7% for the three months ended March 31, 2001 as compared to 27.3% for the comparable prior period. Lower systems-related revenue, where margins are typically higher, coupled with higher energy costs and product mix at the specialty products division contributed to the decrease in the gross margin during the current year.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended March 31, 2001 were $3,838,000, a decrease of $82,000, or 2.1%, from the comparable prior period. Selling, general and administrative expenses as a percentage of net sales were 18.6% for the three months ended March 31, 2001 as compared to 19.4% for the comparable prior period.

Amortization: Amortization expense was $217,000 for both of the three-month periods ended March 31, 2001 and 2000.

Interest Expense: Interest expense for the three months ended March 31, 2001 was $1,033,000, a decrease of $96,000 from the comparable prior period.

Amortization of Financing Costs: Amortization of financing costs for the three months ended March 31, 2001 was $908,000 as compared to $101,000 for the comparable prior period. The increase in the current year period reflects the accelerated amortization of deferred financing costs resulting from the maturity date of our senior credit facility being moved from May 23, 2003 to October 1, 2001.

Income Taxes: Waterlink recorded income taxes of $256,000 on pre-tax income of $97,000 for the three months ended March 31, 2000. These income taxes were recorded on earnings outside the United States and in certain states domestically. There was no provision for income taxes recorded for the three months ended March 31, 2001.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

Net Sales: Net sales for the six months ended March 31, 2001 were $37,459,000, a decrease of $3,294,000, or 8.1%, from the $40,753,000 in net sales reported in the comparable prior period. Sales at the pure water division increased by $636,000, or 8.4%, from the comparable prior period due to higher bookings in the current fiscal year; and sales at specialty products decreased by $4,216,000, or 12.7% from the comparable prior period. The decrease in net sales at our specialty products division was primarily the result of a combination of certain systems orders previously received being delayed until the second half of fiscal 2001 and lower carbon sales.

Gross Profit: Gross profit for the six months ended March 31, 2001 was $9,177,000, a decrease of $2,092,000 from the comparable prior period due to the decrease in net sales and in gross margin. Gross margin was 24.5% for the six months ended March 31, 2001 as compared to 27.7% for the comparable prior period. Lower systems-related revenue, where margins are typically higher, coupled with high energy costs and product mix at the specialty products division contributed to the decrease in the gross margin during the current year.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the six months ended March 31, 2001 were $7,503,000, a decrease of $464,000, or 5.8%, from the comparable prior period due primarily to cost reductions within the corporate office. Selling, general and administrative expenses as a percentage of net sales were 20.0% for the six months ended March 31, 2001 as compared to 19.5% for the comparable prior period.

Amortization: Amortization expense was $436,000 for the six months ended March 31, 2001 as compared to $388,000 in the comparable prior period.

Interest Expense: Interest expense for the six months ended March 31, 2001 was $2,320,000, an increase of $139,000 from the comparable prior period. This increase was primarily due to an increase in interest rates during the six months ended March 31, 2000 as compared to the comparable prior period.

Amortization of Financing Costs: Amortization of financing costs for the six months ended March 31, 2001 was $1,023,000 as compared to $209,000 for the comparable prior period. The increase in the current year period reflects the accelerated amortization of deferred financing costs resulting from the maturity date of our senior credit facility being moved from May 23, 2003 to October 1, 2001.

Income Taxes: Waterlink recorded income taxes of $457,000 on pre-tax income of $462,000 for the six months ended March 31, 2000. These income taxes were recorded on earnings outside the United States and in certain states domestically. There was no provision for income taxes recorded for the six months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Waterlink's primary sources of liquidity have been:

         -     borrowings available under credit facilities

         - net proceeds from the sale of Waterlink's common and preferred stock and the issuance of subordinated debt

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

         Historically, Waterlink's primary uses of capital have been:

         -     the funding of its acquisition program

         - working capital requirements including the funding for growth at certain acquisitions

         -     the funding required for certain under-performing acquisitions

         - the funding of interest on borrowings and the repayment of borrowings

         In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives that could maximize our shareholders' investment in Waterlink. To assist us in this process we engaged Banc of America Securities LLC and we are exploring various alternatives, which include the sale of all or part of Waterlink. Through March 31, 2001 Waterlink has sold two divisions and the board of directors has approved a plan to sell a third division. At this time we can give no assurance that additional sales will be successful, or what businesses Waterlink will retain, if any.

         Waterlink does not currently anticipate making significant capital investments in plant and equipment due to our current financial position and because of our efforts to partner with vendors who manufacture most of the components used in our systems and equipment.

         For the six months ended March 31, 2001, net cash used by operating activities was $2,358,000, purchases of equipment totaled $238,000, and discontinued operations used $903,000 of cash. These net cash outflows were financed by using available cash balances, by issuing $1,000,000 of subordinated debt and by an increase in bank borrowings.

Credit Availability

         As of March 31, 2001, Waterlink's credit facilities are comprised of
(1) a $53,439,000 domestic facility with Bank of America National Trust & Savings Association as agent, which expires on October 1, 2001 and (2) separate facilities aggregating approximately $6,114,000 at three of its overseas subsidiaries. The credit facilities will be utilized to primarily fund operating activities of Waterlink.

         During the current fiscal year Waterlink received net proceeds from the sale of two divisions totaling $16,218,000, which was used to repay outstanding borrowings under our senior credit facility.

         In May 2001 Waterlink entered into an amendment to its senior credit facility that waived existing covenant violations. The amendment also established additional covenant obligations, including financial performance covenants, reporting covenants and performance covenants associated with Waterlink's strategic alternative process. This amendment also increased the interest rate on all outstanding borrowings under the senior credit facility to prime plus three percent. The amount of interest payable on a monthly basis will be based on prime plus two percent, with the additional one percent being deferred until the occurrence of certain events, but in no event later than October 1, 2001. In addition to the amount of interest payable on the senior credit facility, Waterlink is obligated to pay the lenders a prepayment fee of 1.4% on any term loan payments as well as 0.4% on the entire senior credit facility upon the occurrence of certain events, but in no event later than October 1, 2001.

         The May 2001 amendment to the senior credit facility also provided for a $2,000,000 term loan amortization payment on August 31, 2001, prior to the maturity date of the senior credit facility on October 1, 2001. Without an infusion of additional capital, the sale of significant assets at prices favorable to Waterlink, or an amendment or waiver of certain terms under the senior credit facility, Waterlink would not be able to meet its scheduled obligations under the senior credit facility and the lenders could proceed to foreclose on their security interest, which comprises substantially all of our assets. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

         In connection with our previously announced exploration of strategic alternatives to maximize shareholder value, Waterlink is currently exploring the potential sale of certain of our remaining divisions, and at this time we can give no assurance that these sales will be successful or that they will be sufficient to repay all of our existing indebtedness. Under the terms of our senior credit facility, all net proceeds from any such sales must first be used to repay outstanding indebtedness under the senior credit facility.

         The senior credit facility restricts or prohibits Waterlink from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. Waterlink's obligations under the senior credit facility is secured by liens on substantially all of Waterlink's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of Waterlink's domestic subsidiaries. Waterlink has guaranteed the payment of the $6,114,000 of obligations under the overseas facilities. The three overseas subsidiaries are limited in their ability to pledge their assets to any other party.

         Waterlink currently does not have any additional borrowing capacity under the senior credit facility. In January 2001 Waterlink issued $1,000,000 of subordinated notes to two related parties, the proceeds from which were to be used for working capital purposes. These subordinated notes carry an interest rate of 13.0% per annum, payable quarterly. In connection with this indebtedness, Waterlink issued warrants to purchase up to 100,000 shares of Waterlink common stock at an exercise price of $.01 per share. The value of these warrants totaling $92,000 is being amortized on a straight-line basis through the maturity date of the notes, January 18, 2002. The warrants will expire on January 17, 2006.

         The maturity date of the $2,250,000 of convertible subordinated notes payable to former shareholders of C'treat has been extended from March 2, 2001 to October 31, 2001, and the interest rate was increased from 5.54% to 11% per annum, with interest being paid monthly. Without an infusion of additional capital, the sale of significant assets at prices favorable to Waterlink, or a further amendment or waiver of the repayment terms under these notes, Waterlink would not be able to meet its scheduled repayment obligations.

FORWARD LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

         -     the success of Waterlink's exploration of strategic alternatives
         - the ability to negotiate with its senior lenders amended repayment terms and with other debtholders, additional amended repayment terms
         - the ability to obtain additional credit availability to support working capital requirements

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

Readers are referred to the "Forward-Looking Statements" and "Risk Factors" sections, commencing on page 19, in Waterlink's 2000 Annual Report on Form 10-K filed on December 21, 2000, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements herein.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

         On March 31, 2000, Bartow Ethanol of Florida, LC filed suit against Waterlink in the Court of Common Pleas, Cuyahoga County, Ohio, Case No. 4015353. The suit arose out of Waterlink's sale of a biological treatment system to Bartow in 1998. Essentially, Bartow claimed that Waterlink breached the sale contract by failing to timely provide a properly functioning biological treatment system. Bartow also claimed that Waterlink misrepresented its ability to complete the system on time, among other things. Bartow sought compensatory, consequential and punitive damages totaling $31,500,000, plus attorneys' fees and costs in an unspecified amount. In a counterclaim, Waterlink alleged that Bartow owed Waterlink pursuant to the contract approximately $1,024,000 for the system. An agreement between Waterlink and Bartow was reached providing for Bartow dismissing its suit against Waterlink and Waterlink dismissing its counterclaim against Bartow. On May 7, 2001, the bankruptcy judge overseeing Bartow's Chapter 11 bankruptcy case entered an order approving the settlement of all claims and controversies by and among Waterlink and Bartow, with mutual releases deemed effective as of May 7, 2001. The order becomes a final non-appealable order on May 18, 2001.

Item 5. Other Information
-------------------------

         The New York Stock Exchange suspended trading of Waterlink common stock prior to the opening of the stock market on Wednesday, April 25, 2001. The common stock of Waterlink was delisted by the New York Stock Exchange because Waterlink is below the continued listing requirements of the Exchange. The common stock of Waterlink is currently being quoted on the OTC Bulletin Board under the symbol WLKN.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)  Exhibits

              10.1
                   Eleventh Amendment and Waiver to Amended and Restated
                   Credit Agreement, dated as of February 11, 2000, among Waterlink, Inc. and Bank of America, N.A., as agent, and the other financial institutions party thereto.

         (b)  Reports on Form 8-K.

                  On March 13, 2001 Waterlink filed a Current Report on Form 8-K reporting the sale of a division. The report included a description of the transaction under Item 2 and reported Unaudited Pro Forma Condensed Consolidated Financial Data under Item 7.

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


Dated:  May 15, 2001