Form 10-Q
period 2001-06-30
WATERLINK INC
filed 2001-08-09
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from                 to

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

Common Stock, $.001 par value -19,659,694 shares outstanding as of July 31, 2001

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2000 and
         June 30, 2001                                                     3 - 4

         Consolidated statements of operations - Three months ended
         June 30, 2000 and 2001; Nine months ended June 30, 2000
         and 2001                                                              5

         Consolidated statements of cash flows - Nine months
         ended June 30, 2000 and 2001                                          6

         Notes to consolidated financial statements                       7 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    19

Signatures                                                                    20

                               PART I, ITEM I - FINANCIAL STATEMENTS

                                  WATERLINK, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS-UNAUDITED


                                                                  September 30,       June 30,
                                                                       2000             2001
                                                                 --------------    -------------
ASSETS                                                                       (In thousands)
Current assets:
  Cash and cash equivalents                                        $    2,735        $    2,361
  Trade accounts receivable, net                                       13,357            11,519
  Inventories                                                          12,368            13,867
  Costs in excess of billings                                           4,347             4,555
  Other current assets                                                  1,409             1,277
  Net assets of discontinued operations                                33,355             5,551
                                                                   ----------        ----------
Total current assets                                                   67,571            39,130

Property, plant and equipment, at cost:
  Land, buildings and improvements                                      1,482             1,573
  Machinery and equipment                                               5,969             6,101
  Office equipment                                                      1,606             1,617
                                                                   ----------        ----------
                                                                        9,057             9,291
  Less accumulated depreciation                                         2,331             3,093
                                                                   ----------        ----------
                                                                        6,726             6,198

Other assets:
  Goodwill, net                                                        33,354            32,067
  Other assets                                                          3,279             2,154
                                                                   ----------        ----------
                                                                       36,633            34,221
                                                                   ----------        ----------
Total assets                                                       $  110,930        $   79,549
                                                                   ==========        ==========
















                 See notes to consolidated financial statements

                               PART I, ITEM I - FINANCIAL STATEMENTS

                                  WATERLINK, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)


                                                                   September 30,         June 30,
                                                                        2000               2001
                                                                  --------------      -------------
                                                                             (In thousands,
LIABILITIES AND SHAREHOLDERS' EQUITY                                      except share data)
Current liabilities:
  Accounts payable-trade                                            $     7,598        $     7,059
  Accrued expenses                                                        7,046              7,205
  Billings in excess of cost                                                725                907
  Accrued income taxes                                                      429                 19
  Current portion of long-term debt                                      71,139             56,147
                                                                    -----------        -----------
Total current liabilities                                                86,937             71,337

Long-term debt                                                               12                  6

Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                                --                 --
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 19,659,694 shares
    at September 30, 2000 and June 30, 2001                                  20                 20
  Additional paid-in capital                                             92,087             92,179
  Accumulated other comprehensive loss                                   (8,250)            (3,285)
  Accumulated deficit                                                   (59,876)           (80,708)
                                                                    -----------        -----------
Total shareholders' equity                                               23,981              8,206
                                                                    -----------        -----------
Total liabilities and shareholders' equity                          $   110,930        $    79,549
                                                                    ===========        ===========


















                 See notes to consolidated financial statements


                                       PART I, ITEM I - FINANCIAL STATEMENTS

                                          WATERLINK, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                          Three Months Ended             Nine Months Ended
                                                               June 30,                      June 30,
                                                          2000          2001           2000           2001
                                                      ----------     ----------     ----------     ----------
                                                                 (In thousands, except per share data)

 Net sales                                            $   21,379     $   21,914     $   62,131     $   59,373
 Cost of sales                                            15,625         16,108         45,108         44,390
                                                      ----------     ----------     ----------     ----------
 Gross profit                                              5,754          5,806         17,023         14,983


 Selling, general and
   administrative expenses                                 4,168          3,903         12,134         11,406
 Amortization                                                235            217            624            653
                                                      ----------     ----------     ----------     ----------
 Operating income                                          1,351          1,686          4,265          2,924


 Other income (expense):
   Interest expense                                       (1,393)        (1,300)        (3,419)        (3,620)
   Amortization of financing costs                          (107)          (231)          (358)        (1,254)
   Other items-net                                            58            (75)            37           (196)
                                                      ----------     ----------     ----------     ----------
 Income (loss) before income taxes                           (91)            80            525         (2,146)
 Income taxes                                                105           --              562           --
                                                      ----------     ----------     ----------     ----------
 Income (loss) from continuing operations                   (196)            80            (37)        (2,146)

 Discontinued operations:
   Loss from discontinued operations                        (144)          (428)          (179)        (1,211)
   Estimated loss on disposal of discontinued
      operations                                            --             --             --          (17,475)
                                                      ----------     ----------     ----------     ----------

 Net loss                                             $     (340)    $     (348)    $     (216)    $  (20,832)
                                                      ==========     ==========     ==========     ==========

 Earnings (loss) per common share-
   basic and assuming dilution:
      Continuing operations                           $    (0.01)    $     0.00     $    (0.00)    $    (0.11)
      Discontinued operations                              (0.01)         (0.02)         (0.01)         (0.95)
                                                      ----------     ----------     ----------     ----------
                                                      $    (0.02)    $    (0.02)    $    (0.01)    $    (1.06)
                                                      ==========     ==========     ==========     ==========


Weighted average common shares outstanding-
   basic and assuming dilution                            19,486         19,660         19,194         19,660







                 See notes to consolidated financial statements

                               PART I, ITEM I - FINANCIAL STATEMENTS

                                  WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED


                                                                            Nine Months Ended
                                                                                 June 30,
                                                                          2000              2001
                                                                       ----------        ----------
                                                                             (In thousands)
OPERATING ACTIVITIES
Loss from continuing operations                                        $      (37)       $   (2,146)
Adjustments to reconcile loss from continuing operations
  to net cash (used) provided by operating activities:
    Depreciation and amortization                                           1,472             2,727
    Deferred income taxes                                                     527              --
    Changes in working capital:
      Accounts receivable                                                  (1,618)            1,818
      Inventories                                                             707            (1,540)
      Costs in excess of billings                                             503              (236)
      Other assets                                                           (479)               95
      Accounts payable                                                       (407)             (539)
      Accrued expenses                                                       (256)              (36)
      Billings in excess of cost                                           (1,391)              187
      Accrued income taxes                                                   (290)             (108)
                                                                       ----------        ----------
Net cash (used) provided by operating activities                           (1,269)              222


INVESTING ACTIVITIES
Proceeds from sale of divisions, net                                         --              16,087
Purchases of equipment                                                       (123)             (379)
Purchases of subsidiaries, net of cash acquired                              (298)             --
                                                                       ----------        ----------
Net cash (used) provided by investing activities                             (421)           15,708


FINANCING ACTIVITIES
Proceeds from long-term borrowings                                            300               614
Proceeds from issuance of subordinated debt                                  --               1,000
Payments on long-term borrowings                                          (11,001)          (16,612)
Proceeds from sale of common stock                                         16,222              --
                                                                       ----------        ----------
Net cash provided (used) by financing activities                            5,521           (14,998)


Effect of exchange rate changes on cash                                      (110)              332
                                                                       ----------        ----------
Cash flows provided by continuing operations                                3,721             1,264
Cash flows used in discontinued operations                                 (3,353)           (1,638)
                                                                       ----------        ----------
Increase (decrease) in cash and cash equivalents                              368              (374)
Cash and cash equivalents at beginning of period                            1,957             2,735
                                                                       ----------        ----------
Cash and cash equivalents at end of period                             $    2,325        $    2,361
                                                                       ==========        ==========



                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

    (INFORMATION AS OF JUNE 30, 2001 AND FOR THE THREE AND NINE-MONTH PERIODS
                   ENDED JUNE 30, 2000 AND 2001 IS UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

2.       GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2001 the Company has a working capital deficiency of $32,207,000, which raises substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to negotiate with its senior lenders repayment terms that the Company can satisfy by the sale of assets in accordance with its strategic alternative process, its ability to successfully implement the strategic alternative process, and the ability to generate sufficient cash flows to operate its business.

3.       DISCONTINUED OPERATIONS

In two separate transactions in September and December 2000, the Company sold a combination of stock and assets of all the companies that comprised its Biological Division for a combined sales price of approximately $4.1 million. In February 2001 the Company sold substantially all of the assets of its Separations Division for approximately $18.8 million in cash, $17.3 million of which was received at closing and $1.5 million of which was placed in escrow, subject to reduction for any indemnification claims made on or before February 28, 2002. In connection with the sales of these two divisions, the Company recorded a loss on the disposal of its Biological Division of $16,151,000 for the year ended September 30, 2000 and a loss on the disposal of its Separations Division of $3,891,000 during the quarter ended December 31, 2000.

In addition, the Board of the Directors of the Company has approved a plan to sell all of the operations that comprise its European Water and Wastewater Division. Although the Company cannot give any assurance as to the success of this sale process, the estimated loss on disposal of this discontinued operation of $13,584,000 recorded during the quarter ended March 31, 2001 was determined based on management's estimate of the net proceeds from the sale of these assets. With regard to this loss on disposal, $6,416,000 related to the write-off of the cumulative translation adjustment component of equity related to the European Water and Wastewater Division.

Accordingly, the results of operations for the Biological, Separations, and European Water and Wastewater Divisions have been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented.

The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. The loss from discontinued operations for each period is presented below (in thousands):

                                                         Three Months Ended             Nine Months Ended
                                                              June 30,                      June 30,
                                                        2000            2001           2000           2001
                                                  -------------------------------------------------------------
   Net sales                                      $     22,519    $      8,791    $     73,250   $     39,407
   Operating income (loss)                                 488            (339)          1,788             33
   Allocated interest expense                             (612)            (89)         (1,836)        (1,244)
   Income tax expense                                       20               -             131              -
                                                  -------------------------------------------------------------
   Loss from operations                                   (144)           (428)           (179)        (1,211)
   Estimated loss on disposal                                -               -               -        (17,475)
                                                  -------------------------------------------------------------
                                                  $       (144)   $       (428)   $       (179)  $    (18,686)
                                                  =============================================================


The net assets of the three divisions classified as discontinued operations have been classified as a current asset on the consolidated balance sheets at September 30, 2000 and June 30, 2001 based on the timing and the amount of net proceeds or anticipated net proceeds, as the case may be, related to the sale of the assets of these divisions.

4.        INVENTORIES

Inventories consisted of the following (in thousands):

                                                                           September 30,         June 30,
                                                                                2000               2001
                                                                         ---------------------------------------
         Raw materials and supplies                                           $  6,690             $ 7,734
         Work in process                                                           468                 534
         Finished goods                                                          5,210               5,599
                                                                         ---------------------------------------
                                                                              $ 12,368           $  13,867
                                                                         =======================================

5.       CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (in thousands):

                                                                           September 30,         June 30,
                                                                                2000               2001
                                                                         ---------------------------------------
       Contract costs incurred to date                                        $ 25,804           $ 27,274
       Estimated profits                                                        11,550             12,812
                                                                         ---------------------------------------
       Contract revenue earned to date                                          37,354             40,086
       Less billings to date                                                    33,732             36,438
                                                                         ---------------------------------------
       Costs and estimated earnings in excess of billings, net                $  3,622           $  3,648
                                                                         =======================================

The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                                                           September 30,         June 30,
                                                                                2000               2001
                                                                         ---------------------------------------
       Costs in excess of billings                                            $ 4,347             $ 4,555
       Billings in excess of cost                                                (725)               (907)
                                                                         ---------------------------------------
                                                                              $ 3,622             $ 3,648
                                                                         =======================================

6.       CAPITALIZATION

Long-term obligations consisted of the following (in thousands):

                                                                          September 30,        June 30,
                                                                              2000               2001
                                                                        ----------------------------------
   Long-term debt:
    Revolving credit facility with a group of banks                     $     34,800       $    35,413
    Term note payable to a group of banks                                     33,702            17,384
    Other notes payable to various parties                                       399               106
   Subordinated notes to related parties                                        --               1,000
   Convertible subordinated notes payable to former
    shareholders of C'treat                                                    2,250             2,250
                                                                        ---------------------------------
                                                                              71,151            56,153
   Less current maturities                                                    10,637            56,147
   Less debt subject to covenant violations                                   60,502              --
                                                                        ---------------------------------
                                                                        $         12       $         6
                                                                        =================================

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

An amendment of the Senior Credit Facility entered into during the first half of the current fiscal year accelerated the maturity date of the facility to October 1, 2001. This change resulted in an acceleration of approximately $810,000 of the amortization of deferred financing costs reported in the Company's statement of operations for the nine-months ended June 30, 2001.

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

In May 2001, the maturity date of the $2,250,000 of convertible subordinated notes payable to former shareholders of C'treat was extended from March 2, 2001 to October 31, 2001, and the interest rate was increased from 5.54% to 11% per annum, with interest to be paid monthly.

The comprehensive loss for the three months ended June 30, 2000 and 2001 was $2,152,000 and $538,000, respectively. Comprehensive loss for the nine months ended June 30, 2000 and 2001 was $4,500,000 and $15,867,000, respectively. The only significant component of comprehensive loss, other than net loss, is the effect of foreign currency translation adjustments.

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

The following table summarizes the Company's continuing operations by the two divisions, or segments, together with corporate and other (in thousands):

                                                            Specialty           Pure         Corporate
                                                             Products          Water         and Other        Total
--------------------------------------------------------------------------------------------------------------------
 Three months ended June 30, 2000
 Net sales from external customers                            $ 16,647       $  4,732         $    -       $ 21,379
 Intersegment net sales                                             20              -            (20)             -
 Segment operating income (loss)                                 1,549            714           (912)         1,351
--------------------------------------------------------------------------------------------------------------------
 Three months ended June 30, 2001
 Net sales from external customers                              17,160          4,754              -         21,914
 Intersegment net sales                                             11              -            (11)             -
 Segment operating income (loss)                                 1,702            573           (589)         1,686
--------------------------------------------------------------------------------------------------------------------
 Nine months ended June 30, 2000
 Net sales from external customers                              49,783         12,348              -         62,131
 Intersegment net sales                                             30              -            (30)             -
 Segment operating income (loss)                                 5,436          1,347         (2,518)         4,265
--------------------------------------------------------------------------------------------------------------------
 Nine months ended June 30, 2001
 Net sales from external customers                              46,082         13,005            286         59,373
 Intersegment net sales                                             37              -            (37)             -
 Segment operating income (loss)                                 3,676          1,084         (1,836)         2,924

A reconciliation of the reportable segments' operating income to consolidated income (loss) before income taxes follows (in thousands):


                                                                    Three Months Ended            Nine Months Ended
                                                                         June 30,                     June 30,
                                                                    2000          2001           2000          2001
                                                              -----------------------------------------------------------
Total operating income for
  reportable segments, including corporate                    $    1,351      $    1,686      $    4,265      $    2,924
Interest expense                                                  (1,393)         (1,300)         (3,419)         (3,620)
Amortization of financing costs                                     (107)           (231)           (358)         (1,254)
Other items-net                                                       58             (75)             37            (196)
                                                              -----------------------------------------------------------
                                                              $      (91)     $       80      $      525      $   (2,146)
                                                              ===========================================================

8.       SUBSEQUENT EVENTS

In July 2001 the Company sold the common stock of a subsidiary in the United Kingdom, Waterlink UK Limited, the real estate held by another subsidiary within the United Kingdom, as well as the common stock of its subsidiary in Finland, Waterlink OY. These subsidiaries were part of the Company's European Water and Wastewater Division. The proceeds received were not significant and the results of these sales on operating results have already been provided for as part of the estimated loss on disposal of this Division recorded during the quarter ended March 31, 2001.

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

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of June 30, 2001, Waterlink's total backlog from continuing operations was approximately $24.0 million, consisting of $9.5 million of written purchase orders for capital goods equipment and $14.5 million of firm commitments to purchase recurring revenue products, principally from our specialty products division. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:


                                                        Three Months Ended            Nine Months Ended
                                                             June 30,                      June 30,
                                                      2000           2001           2000           2001
                                                    --------       --------       --------       --------
Net sales                                              100.0 %        100.0 %        100.0 %        100.0 %
Cost of sales                                           73.1           73.5           72.6           74.8
                                                    --------       --------       --------       --------
Gross profit                                            26.9           26.5           27.4           25.2
Selling, general and
  administrative expenses                               19.5           17.8           19.5           19.2
Amortization                                             1.1            1.0            1.0            1.1
                                                    --------       --------       --------       --------
Operating income                                         6.3            7.7            6.9            4.9

Other income (expense):
     Interest expense                                   (6.5)          (5.9)          (5.5)          (6.1)
     Amortization of financing costs                    (0.5)          (1.0)          (0.6)          (2.1)
     Other items - net                                   0.3           (0.4)           0.0           (0.3)
                                                    --------       --------       --------       --------
Income (loss) before income taxes                       (0.4)           0.4            0.8           (3.6)
Income taxes                                            (0.5)          --             (0.8)          --
                                                    --------       --------       --------       --------
Income (loss) from continuing operations                (0.9)           0.4           (0.0)          (3.6)

Discontinued operations:
     Loss from discontinued operations                  (0.7)          (2.0)          (0.3)          (2.1)
     Estimated loss from disposal
       of discontinued operations                       --             --             --            (29.4)
                                                    --------       --------       --------       --------

Net loss                                                (1.6)          (1.6) %        (0.3) %       (35.1) %
                                                    ========       ========       ========       ========


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net Sales: Net sales for the three months ended June 30, 2001 were $21,914,000, an increase of $535,000, or 2.5%, from the $21,379,000 in net sales reported in the comparable prior period. Sales at the specialty products division increased by $513,000, or 3.1%; and sales at the pure water division increased by $22,000, or 0.5%, from the comparable prior period. The increase at the specialty products division in the current quarter was primarily related to revenue on system orders that were delayed from the first half of fiscal 2001.

Gross Profit: Gross profit for the three months ended June 30, 2001 was $5,806,000, an increase of $52,000 from the comparable prior period. Gross margin was 26.5% for the three months ended June 30, 2001 as compared to 26.9% for the comparable prior period. Several factors contributed to this slight decrease in gross margin in the current quarter, none of which were individually significant.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended June 30, 2001 were $3,903,000, a decrease of $265,000, or 6.4%, from the comparable prior period, due primarily to cost reductions within the corporate office. Selling, general and administrative expenses as a percentage of net sales declined to 17.8% for the three months ended June 30, 2001 from 19.5% for the comparable prior period due to the cost reductions and higher revenues.

Amortization: Amortization expense was $217,000 for the three-month period ended June 30, 2001 as compared to $235,000 for the comparable prior period.

Interest Expense: Interest expense for the three months ended June 30, 2001 was $1,300,000, a decrease of $93,000 from the comparable prior period due primarily to a decrease in interest rates.

Amortization of Financing Costs: Amortization of financing costs for the three months ended June 30, 2001 was $231,000 as compared to $107,000 for the comparable prior period. The increase in the current year period reflects the accelerated amortization of deferred financing costs resulting from the maturity date of our senior credit facility being moved from May 23, 2003 to October 1, 2001.

Income Taxes: Waterlink recorded income taxes of $105,000 on a pre-tax loss of $91,000 for the three months ended June 30, 2000. These income taxes were recorded on earnings outside the United States and in certain states domestically. There was no provision for income taxes recorded for the three months ended June 30, 2001.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

Net Sales: Net sales for the nine months ended June 30, 2001 were $59,373,000, a decrease of $2,758,000, or 4.4%, from the $62,131,000 in net sales reported in the comparable prior period. Sales at the pure water division increased by $657,000, or 5.3%, from the comparable prior period due to higher bookings in the current fiscal year; and sales at specialty products decreased by $3,701,000, or 7.4% from the comparable prior period. The decrease in net sales at our specialty products division was primarily the result of a combination of lower carbon sales and certain systems orders previously received being delayed until the latter part of fiscal 2001.

Gross Profit: Gross profit for the nine months ended June 30, 2001 was $14,983,000, a decrease of $2,040,000 from the comparable prior period due to the decrease in net sales and in gross margin. Gross margin was 25.2% for the nine months ended June 30, 2001 as compared to 27.4% for the comparable prior period. Product mix and lower systems-related revenue, where margins are typically higher, coupled with higher energy costs at the specialty products division contributed to the decrease in the gross margin during the current year. In addition, the pure water division's gross margins were negatively impacted by lower replacement part sales, which typically provide higher gross margins, compared to the prior year period.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the nine months ended June 30, 2001 were $11,406,000, a decrease of $728,000, or 6.0%, from the comparable prior period, due primarily to cost reductions within the corporate office. Selling, general and administrative expenses as a percentage of net sales were 19.2% for the nine months ended June 30, 2001 as compared to 19.5% for the comparable prior period.

Amortization: Amortization expense was $653,000 for the nine months ended June 30, 2001 as compared to $624,000 in the comparable prior period.

Interest Expense: Interest expense for the nine months ended June 30, 2001 was $3,620,000, an increase of $201,000 from the comparable prior period primarily due to the impact of interest rates on the allocation of interest expense to discontinued operations.

Amortization of Financing Costs: Amortization of financing costs for the nine months ended June 30, 2001 was $1,254,000 as compared to $358,000 for the comparable prior period. The increase in the current year period reflects the accelerated amortization of deferred financing costs resulting from the maturity date of our senior credit facility being moved from May 23, 2003 to October 1, 2001.

Income Taxes: Waterlink recorded income taxes of $562,000 on pre-tax income of $525,000 for the nine months ended June 30, 2000. These income taxes were recorded on earnings outside the United States and in certain states domestically. There was no provision for income taxes recorded for the nine months ended June 30, 2001.

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

         -        cash flow from certain profitable operations

         Historically, Waterlink's primary uses of capital have been:

         -        the funding of its acquisition program

         - working capital requirements including the funding for growth at certain operations

         -        the funding required for certain under-performing operations

         - the funding of interest on borrowings and the repayment of borrowings

         In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives that could maximize our shareholders' investment in Waterlink. To assist us in this process we engaged Banc of America Securities LLC and we are exploring various alternatives, which include the sale of all or part of Waterlink. Through June 30, 2001 Waterlink has sold two divisions and the board of directors has approved a plan to sell a third division. At this time we can give no assurance that additional sales will be successful, or what businesses Waterlink will retain, if any.

         Waterlink does not currently anticipate making significant capital investments in plant and equipment due to our current financial position and because of our efforts to partner with vendors who manufacture most of the components used in our systems and equipment.

         For the nine months ended June 30, 2001, net cash provided by operating activities was $222,000, purchases of equipment totaled $379,000, and discontinued operations used $1,638,000 of cash. These net cash outflows were financed by using available cash balances, by issuing $1,000,000 of subordinated debt and by an increase in bank borrowings.

Credit Availability

         As of June 30, 2001, Waterlink's credit facilities are comprised of (1) a $53,339,000 domestic facility with Bank of America National Trust & Savings Association as agent, which expires on October 1, 2001 and (2) separate facilities aggregating approximately $6,027,000 at three of its overseas subsidiaries. The credit facilities will be utilized to primarily fund operating activities of Waterlink.

         During the current fiscal year Waterlink received net proceeds from the sale of two divisions totaling $16,087,000, which was used to repay outstanding borrowings under our senior credit facility.

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

         The senior credit facility restricts or prohibits Waterlink from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. Waterlink's obligations under the senior credit facility is secured by liens on substantially all of Waterlink's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of Waterlink's domestic subsidiaries. Waterlink has guaranteed the payment of $2,800,000 of the $6,027,000 of obligations under the overseas facilities. The two overseas subsidiaries are limited in their ability to pledge their assets to any other party.

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

         In May 2001, the maturity date of the $2,250,000 of convertible subordinated notes payable to former shareholders of C'treat was extended from March 2, 2001 to October 31, 2001, and the interest rate was increased from 5.54% to 11% per annum, with interest being paid monthly. Without an infusion of additional capital, the sale of significant assets at prices favorable to Waterlink, or a further amendment or waiver of the repayment terms under these notes, Waterlink would not be able to meet its scheduled repayment obligations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted for certain companies with years ending after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         At the latest, Waterlink is required to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, or as of October 1, 2002. Waterlink could also elect to early adopt the standards as of October 1, 2001 under the transition rules. Application of the nonamortization provisions of the Statement is expected to result in an increase in income from continuing operations and net income of approximately $870,000, or $0.04 per share, on an annual basis. Waterlink has not yet determined whether it will elect early adoption of this standard. Waterlink will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of the adoption date and has not yet determined what the effect of these tests will be on the earnings and financial position of Waterlink.

FORWARD LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

         - the success of Waterlink's exploration of strategic alternatives

         - the ability to negotiate with its senior lenders amended repayment terms and with other debt holders, additional amended repayment terms

         - the ability to obtain additional financing to support working capital requirements

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


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K.

                  On May 18, 2001 Waterlink filed a Current Report on Form 8-K reporting under Item 5 the issuance of an earnings press release on May 15, 2001 and including under Item 7(c) a copy of the press release.

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


Dated:  August 9, 2001