Form 10-K
period 2001-09-30
WATERLINK INC
filed 2002-01-22
CIK 1037682

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2001

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From                 to

                         Commission file number 1-13041

                                WATERLINK, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    34-1788678
               ------------                                --------------
      (State or other jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)

         835 NORTH CASSADY AVENUE
              COLUMBUS, OHIO                                    43219
    -----------------------------------                        -------
 (Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code:  (614) 258-9501

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
        Common Stock, $.001 par value                           None

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 30, 2001 the aggregate market value of Waterlink's voting Common Stock held by non-affiliates of Waterlink was approximately $1,509,000.

As of November 30, 2001 there were 19,659,694 shares of the registrant's Common Stock, $.001 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on March 7, 2002 are deemed to be incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

GENERAL

       Waterlink is an international provider of integrated water and air purification solutions for both industrial and municipal customers. Our principal executive offices are located at 835 North Cassady Avenue, Columbus, Ohio 43219 and our telephone number is (614) 258-9501.

       Waterlink was incorporated in Delaware on December 7, 1994 to participate in the consolidation of the highly fragmented water purification and wastewater treatment industry. Waterlink grew rapidly through acquisitions from 1995 through 1998, having made 13 acquisitions. In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives, including the sale of all or part of Waterlink, that could maximize our shareholders' investment in Waterlink. To date, Waterlink has sold three of its five operating divisions: the biological division in two separate transactions in September and December 2000, the separations division in February 2001, and the european water and wastewater division in a series of transactions during the fourth quarter of our fiscal year ended September 30, 2001.

       As of September 30, 2001 the two remaining divisions were the specialty products and the pure water divisions. Accordingly, the operations of all divisions except for the specialty products and pure water divisions are reported as discontinued operations for each period presented. A brief description of the two divisions that comprise Waterlink's continuing operations follows.

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

       - indoor air quality systems

       - odor control systems

       - soil vapor extraction systems

       - solvent recovery systems engineered and installed on a turn-key basis, to recover valuable solvents

       The specialty products division's products and systems are sold worldwide using a combination of direct sales and sales representatives. For the year ended September 30, 2001, net sales for this division were approximately $65.2 million.

PURE WATER DIVISION

       The pure water division sells products and solutions to the residential, municipal and industrial water and process water markets through our Waterlink Technologies, Inc. and C'treat Offshore, Inc. subsidiaries.

       Waterlink Technologies is an international provider of membrane-based solutions focusing on:

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

       For the year ended September 30, 2001, net sales for the pure water division were approximately $19.0 million.

OPERATING AND SALES STRATEGY

       Waterlink has adopted a decentralized approach to the operational management of our divisions. While functions such as strategic planning, financial reporting, treasury, communications and risk management are centralized in Waterlink's corporate headquarters, local management at each of our principal locations is primarily responsible for the day-to-day operation of the location's business.

       We sell our systems, equipment and services primarily through approximately 37 direct sales personnel and approximately 70 independent sales organizations. To a lesser extent, Waterlink sells through water treatment distributors, which take title to equipment for resale to the end-user. Waterlink seeks to have a single sales organization within a particular market in order to foster a close relationship with its sales representatives and present a cohesive image to the marketplace. The independent sales representatives typically will identify sales opportunities, and then work together as a team with Waterlink's direct sales force, which has greater technical and product knowledge, to complete the sale and service the customer.

       While we have received contract awards in excess of $3 million, Waterlink is primarily focusing its marketing efforts on contract awards of up to approximately $2 million. We believe that competition is fiercer for larger contract awards and the timing of these awards is more unpredictable.

COMPETITION

       Despite some large competitors, the water and air purification industry remains fragmented and highly competitive due to the large number of competitors within each product area. Waterlink has a significant number of competitors, including a number of integrated suppliers and equipment manufacturers, some of which are larger and have greater resources than Waterlink. We believe that success in this market is based on the ability to offer appropriate technology, influence specifications, have strong distribution, maintain respect within the consulting and engineering community, finance and bond projects awarded, provide timely delivery, and maintain a reputation for service and parts support after the sale. Additionally, in the municipal arena, the ability to meet bid specifications and the ability to set pricing are often primary considerations. Waterlink believes that its technologies and cost structures as well as its strong local presence in certain international markets enable it to compete effectively against these companies; however, our highly leveraged financial condition has hurt our competitive position to finance and bond large projects.

       Waterlink's primary competitors include operating subsidiaries of Vivendi, including Compagnie Generale des Eaux and U.S. Filter Corporation; Suez de Lyonaise des Eaux; Calgon Carbon Corporation; Ionics, Incorporated; and Osmonics, Inc.

STRATEGIC ALTERNATIVE PROCESS

       In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives, including the sale of all or part of Waterlink, that could maximize our shareholders' investment in Waterlink. To date we have sold three of our five divisions. While we are still exploring the possibility of selling one or both of our remaining divisions, at this time we can give no assurance that any further sales will take place.

CUSTOMERS

       Waterlink markets its products and services primarily to industrial customers. Waterlink's industrial customers include many "Fortune 500" companies and their counterparts outside of the United States. Industries served include the pharmaceutical, electronic and microelectronic, pulp and paper, chemical, petrochemical, food, beverage, printing, automotive and other heavy manufacturing industries. For the year ended September 30, 2001 approximately 96.9% of Waterlink's net sales from continuing operations were derived from industrial sales. The percentage of net sales to industrial customers was approximately 97.1% in 2000 and 94.5% in 1999.

       The municipal market is highly competitive, and municipal markets in the United States are more regulatory driven than municipal markets in other regions. Waterlink focuses its efforts on smaller municipal projects, which Waterlink believes its product lines are best suited to serve. Waterlink believes that municipal business is an important factor in the growth of its pure water division. For the year ended September 30, 2001 approximately 3.1% of Waterlink's net sales from continuing operations were derived from municipal sales. The percentage of net sales to municipal customers was approximately 2.9% in 2000 and 5.5% in 1999.

BACKLOG FROM CONTINUING OPERATIONS

       Total backlog from continuing operations as of September 30, 2001 was $22.8 million as compared to total backlog from continuing operations of $21.3 million at September 30, 2000. Waterlink had a backlog, consisting of written purchase orders for capital goods equipment of $9.7 million as of September 30, 2001 as compared to $10.4 million as of September 30, 2000. In addition, at September 30, 2001, Waterlink had $13.1 million of firm commitments to purchase recurring revenue products, principally from our specialty products division, as compared to $10.9 million as of September 30, 2000. Waterlink expects that a significant portion of our backlog at the beginning of a fiscal year will be filled during that year. Backlog, and therefore sales, may vary from quarter to quarter as a result of large projects being booked during any quarter and varying project delivery schedules. In addition, the orders have varying delivery schedules and Waterlink's backlog as of any particular date may not be representative of actual net sales for any succeeding period.

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

RAW MATERIAL AND SUPPLIES

       The raw materials and components used in Waterlink's products are commonly available commodities such as stainless steel, carbon steel, plastic, tubing, wiring, electrical components, pumps, valves, compressors, pressure vessels, oleophilic media, and reverse osmosis membranes. Waterlink's systems are fabricated from these materials and assembled together with products bought from other companies to form an integrated system. In addition, the specialty products division is dependent on the importation of coconut shell carbon from Asia and the supply of coal based carbon from domestic and Asian sources. Waterlink is not dependent upon any single supplier, and if any supplier were to become unable to perform, Waterlink believes a substitute source could readily be found. Waterlink attempts to pass on price increases for raw materials and components to its customers as market conditions allow. Waterlink is not a party to any material long-term fixed price supply contracts.

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

EMPLOYEES

       At September 30, 2001, Waterlink had approximately 337 employees at our various locations. Approximately 54 people are covered under collective bargaining agreements in the United States. We believe that our relationship with our employees is good.

ITEM 2.   PROPERTIES

       The corporate office of Waterlink is located within the Columbus, Ohio facility of the specialty products division. We also lease approximately 1,000 square feet located in Canton, Ohio. Our subsidiaries own or lease facilities for office space and manufacturing as follows:

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

         - Morgantown, West Virginia (lease)

         - Lancashire, England (lease)

       - Pure Water Division

         - Clearwater and West Palm Beach, Florida (lease)

         - The Woodlands, Texas (lease)

       The expiration dates for these leased properties range from one-month notice to September 2008, with the ability to reduce the term to September 2003 with one-years' notice. We believe that each of our facilities is in adequate condition and will continue to remain suitable for its current purpose. We may add improvements to the properties listed above. We anticipate using our properties for purposes consistent with their present use. In the event any of the facilities becomes unavailable upon termination of the existing lease, we believe we would be able to find a suitable alternative facility without any significant adverse impact to our operations or us. We believe our properties are adequately covered by insurance.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

       Our common stock is listed on the OTC Bulletin Board under the symbol "WLKN". The following table sets forth the high and low composite sales prices for the fiscal quarters indicated. Until April 25, 2001 our common stock was listed on The New York Stock Exchange under the symbol "WLK". With regard to information subsequent to April 25, 2001 the quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                           HIGH        LOW
                                                           ----        ---
Fiscal Year ended September 30, 2000
  First Quarter                                           $3.9375    $2.25
  Second Quarter                                           3.50       2.25
  Third Quarter                                            3.00       1.6875
  Fourth Quarter                                           2.6875     1.9375
Fiscal Year ended September 30, 2001
  First Quarter                                           $2.375     $0.25
  Second Quarter                                           1.05       0.25
  Third Quarter                                            0.35       0.15
  Fourth Quarter                                           0.199      0.11

       The number of holders of record of our common stock as of November 30, 2001 was approximately 241.

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

RECENT SALES OF UNREGISTERED SECURITIES

       During fiscal 2001, Waterlink granted warrants to purchase 50,000 shares of common stock at a purchase price of $0.01 per share to Brantley Venture Partners III, L.P. and also to CID Equity Capital V, L.P. The warrants were issued in connection with the issuance of Waterlink's subordinated notes on January 18, 2001 to each such party in the amount of $500,000. The warrants expire on January 17, 2006. In such transactions, Waterlink did not engage any underwriter, broker or placement agent. In such transactions, appropriate disclosure was provided to each investor to support Waterlink's reliance on the exemption from registration provided by Section 4(2) of the Securities Act. In connection with such transactions, Waterlink obtained appropriate investment representations supporting its reliance on such exemption from registration.

ITEM 6.   SELECTED FINANCIAL DATA

       The following table sets forth selected historical consolidated financial data of Waterlink over the last five fiscal years. The financial data presented for the five fiscal years ended September 30, 2001 have been derived from Waterlink's audited financial statements with reclassifications made to reflect discontinued operations as presented below. The financial data includes the operating results of each acquired business from the date of acquisition in accordance with the purchase method of accounting.

       You should read the selected historical consolidated financial data in conjunction with, and they are qualified by, our historical consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this report.

                                        FISCAL      FISCAL      FISCAL      FISCAL     FISCAL
                                         2001        2000        1999        1998       1997
                                       --------    --------    --------    --------    -------
                                                (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Net sales                            $ 84,535    $ 82,523    $ 75,239    $ 31,845    $10,266
  Cost of sales                          63,329      59,842      53,810      21,948      6,409
                                       --------    --------    --------    --------    -------
  Gross profit                           21,206      22,681      21,429       9,897      3,857
  Selling, general and administrative
     expenses(1)                         15,302      16,273      15,008       9,363      4,988
  Special charges(2)                      2,560          --         563       3,113      2,630
  Amortization expense                      871         855         902         395         82
                                       --------    --------    --------    --------    -------
  Operating income (loss)                 2,473       5,553       4,956      (2,974)    (3,843)
  Other income (expense):
     Interest expense(3)                 (5,043)     (5,046)     (5,297)       (713)        --
     Amortization of loan fees           (1,386)       (401)       (305)       (272)        --
     Other items--net                      (309)         11          84        (204)       184
                                       --------    --------    --------    --------    -------
  Income (loss) before income taxes      (4,265)        117        (562)     (4,163)    (3,659)
  Income taxes                               12         386         707       1,583        672
                                       --------    --------    --------    --------    -------
  Loss from continuing operations
     before extraordinary item           (4,277)       (269)     (1,269)     (5,746)    (4,331)
  Discontinued operations:
     Income (loss) from discontinued
       operations                        (1,225)    (21,936)     (2,913)    (11,758)     5,088
     Loss on disposal of discontinued
       operations                       (17,475)    (16,151)         --          --         --
  Extraordinary item, net of taxes(4)        --          --          --          --       (385)
                                       --------    --------    --------    --------    -------
  Net income (loss)                    $(22,977)   $(38,356)   $ (4,182)   $(17,504)   $   372
                                       ========    ========    ========    ========    =======
  Earnings (loss) per common share:
     Basic:
       From continuing operations      $  (0.22)   $  (0.01)   $  (0.10)   $  (0.53)   $ (0.88)
       Discontinued operations            (0.95)      (1.98)      (0.23)      (0.93)      1.03
       Extraordinary item                    --          --          --          --      (0.08)
                                       --------    --------    --------    --------    -------
       Net income (loss)               $  (1.17)   $  (1.99)   $  (0.33)   $  (1.46)   $  0.07
                                       ========    ========    ========    ========    =======
     Assuming dilution:
       Continuing operations           $  (0.22)   $  (0.01)   $  (0.10)   $  (0.53)   $ (0.55)
       Discontinued operations            (0.95)      (1.98)      (0.23)      (0.93)      0.65
       Extraordinary item                    --          --          --          --      (0.05)
                                       --------    --------    --------    --------    -------
       Net income (loss)               $  (1.17)   $  (1.99)   $  (0.33)   $  (1.46)   $  0.05
                                       ========    ========    ========    ========    =======
  Weighted average common shares
     outstanding:
     Basic                               19,660      19,299      12,556      12,007      4,924
     Assuming dilution                   19,660      19,299      12,556      12,007      7,804

                                                              SEPTEMBER 30,
                                                              -------------
                                            2001        2000       1999       1998       1997
                                          --------    --------    -------    -------    -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital (deficit)(5)            $(35,014)   $(52,389)   $11,142    $ 5,282    $(1,488)
  Total assets (6)                          73,808      77,907     78,055     75,095      9,245
  Total debt                                51,936      71,151     85,848     82,282     14,206
  Shareholders' equity                       4,200      23,981     49,986     54,878     70,873

---------------

(1) For the year ended September 30, 1999, selling, general and administrative expenses included $255,000, or $0.02 per share, relating to the write off of costs associated with acquisition activity that ceased during the year.

(2) Waterlink incurred special charges relating to continuing operations as follows:

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

   - During the fiscal year ended September 30, 1998, Waterlink incurred special charges of $3,113,000, or $0.25 per share. These special charges are comprised of the following two components:

     - Waterlink recorded a charge of $1,619,000, or $0.13 per share, primarily related to termination benefits and costs associated with the exiting of certain facilities to implement our 1999 plan.

     - Waterlink incurred special charges of $1,494,000, or $0.12 per share, primarily attributable to contractual obligations to a former chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to Waterlink.

   - During the year ended September 30, 1999, Waterlink incurred special charges of $563,000, or $0.04 per share, for continuing costs associated with the implementation of Waterlink's 1999 plan, primarily related to termination benefits.

   - During the year ended September 30, 2001, Waterlink incurred special charges of $2,560,000, or $0.13 per share, related to the closing of its corporate office, primarily related to termination benefits.

(3) Interest expense for the years ended September 30, 1999 and 2000 include financing charges of $870,000, or $0.07 per share, and $217,000, or $0.01 per share, respectively, related to the amortization of the value assigned to warrants issued to purchase up to 283,637 shares of common stock at an exercise price of $0.01 per share in 1999 and 100,000 shares of common stock at an exercise price of $0.01 in 2000.

(4) Net income for fiscal 1997 reflects an extraordinary item. Waterlink used a portion of the proceeds from its initial public offering to repay substantially all of its outstanding indebtedness. In addition, concurrent with the initial public offering Waterlink canceled a note purchase agreement. In connection with the early retirement of certain indebtedness and the cancellation of the note purchase agreement, Waterlink realized an extraordinary charge of $385,000, net of taxes of $257,000, or $0.05 per share, assuming dilution, related to the write off of unamortized debt issuance costs and discounts associated with this indebtedness.

(5) At September 30, 2000 Waterlink was in violation of certain of its financial covenants with respect to its senior credit facility. Accordingly, the entire balance of the senior credit facility was classified as current at September 30, 2000. Based on certain conditions of Waterlink's senior credit facility and other indebtedness that could accelerate the maturity date of such indebtedness to May 31, 2002, all debt was classified as current at September 30, 2001.

(6) Total assets exclude net assets of discontinued operations for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Waterlink is an international provider of integrated water and air purification solutions for both industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994 to participate in the consolidation of the highly fragmented water purification and wastewater treatment industry. Waterlink grew rapidly through acquisitions from 1995 through 1998, having made 13 acquisitions. In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives, including the sale of all or part of Waterlink, that could maximize our shareholders' investment in Waterlink. To date, Waterlink has sold three of its five operating divisions: the biological division in two separate transactions in September and December 2000, the separations division in February 2001, and the european water and wastewater division in a series of transactions during the fourth quarter of our fiscal year ended September 30, 2001. Waterlink's continuing operations are comprised of the specialty products division and the pure water division.

       Excluding recurring revenue, the majority of the systems and equipment produced by Waterlink are custom designed and can take a number of months to produce. Revenues from large contracts are recognized using the percentage of completion method of accounting in the proportion that costs incurred bear to total estimated costs at completion. Revisions of estimated costs or potential contract losses, if any, are recognized in the period in which they are determined. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in revenues when collection is probable. Revenues from carbon sales and services, and the remaining systems and equipment sales are recognized when title passes upon shipment.

       In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of September 30, 2001, Waterlink's total backlog from continuing operations was approximately $22.8 million, consisting of $9.7 million of written purchase orders for capital goods equipment and $13.1 million of firm commitments to purchase recurring revenue products, principally from our specialty products division. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

       The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                          FISCAL   FISCAL   FISCAL
                                                           2001     2000     1999
                                                          ------   ------   ------
Net sales                                                 100.0%   100.0%   100.0%
Cost of sales                                              74.9     72.5     71.5
                                                          -----    -----    -----
Gross profit                                               25.1     27.5     28.5
Selling, general and administrative expenses               18.1     19.7     20.0
Special charges                                             3.0       --      0.7
Amortization                                                1.1      1.1      1.2
                                                          -----    -----    -----
Operating income                                            2.9      6.7      6.6
Other income (expense):
  Interest expense                                         (6.0)    (6.1)    (7.0)
  Amortization of loan fees                                (1.6)    (0.5)    (0.4)
  Other items-net                                          (0.4)     0.0      0.1
                                                          -----    -----    -----
Income (loss) before income taxes                          (5.1)     0.1     (0.7)
Income taxes                                                0.0      0.4      1.0
                                                          -----    -----    -----
Loss from continuing operations                            (5.1)    (0.3)    (1.7)
Discontinued operations:
  Loss from discontinued operations                        (1.4)   (26.6)    (3.9)
  Loss from disposal of discontinued operations           (20.7)   (19.6)      --
                                                          -----    -----    -----
Net loss                                                  (27.2)%  (46.5)%   (5.6)%
                                                          =====    =====    =====

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

       Net Sales: Net sales for the year ended September 30, 2001 were $84,535,000; an increase of $2,012,000, or 2.4%, from the prior year. Net sales at the pure water division increased by $1,242,000, or 7.0%; and net sales at the specialty products division increased by $484,000, or 0.7%, from the prior year. The increase at the pure water division is reflective of the division's success in obtaining customer orders. With regard to the specialty products division, they experienced a slow first quarter of fiscal 2001, principally in the point of use market, but recovered during the last part of the fiscal year to show modest growth over the prior year.

       Gross Profit: Gross profit for the year ended September 30, 2001 was $21,206,000, a decrease of $1,475,000 from the prior year. The gross margin for 2001 was 25.1% as compared to 27.5% in the prior year. The gross margin at the specialty products division decreased from 24.4% in 2000 to 22.1% in 2001 principally due to product mix within the carbons side of the business during the first half of the current year. At the pure water division, the gross margin decreased from 38.7% in 2000 to 35.8% in 2001 primarily due to higher parts sales in 2000 where margins are typically higher than those realized on systems sales.

       Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended September 30, 2001 were $15,302,000, an decrease of $971,000 from the prior year, primarily due to cost reductions in the corporate office. Selling, general and administrative expenses as a percentage of net sales were 18.1% in 2001 as compared to 19.7% for the prior year, which reflects the decrease in expense.

       Special Charges: Special charges of $2,560,000 were recorded during the year ended September 30, 2001 in connection with the closing of the corporate office, relating primarily to severance obligations.

       Amortization: Amortization expense for the year ended September 30, 2001 and 2000 was $871,000 and $855,000, respectively.

       Interest Expense: Interest expense for the year ended September 30, 2001 was $5,043,000, as compared to $5,046,000 in the prior year. Interest expense for 2001 and 2000 include non-cash charges related to amortization of expense recognized in connection with the issuance of common stock warrants of $87,000 and $217,000, respectively.

       Amortization of Financing Costs: Amortization of financing costs for the year ended September 30, 2001 was $1,386,000 as compared to $401,000 for prior year. The increase in 2001 reflects the accelerated amortization of deferred financing costs resulting from the maturity date of our senior credit facility being moved from May 23, 2003 to October 1, 2001. By amendment, the senior credit facility maturity date has been extended to October 1, 2002.

       Income Taxes: Waterlink recorded income taxes of $12,000 on a pre-tax loss of $4,265,000 for the year ended September 30, 2001, which represented state income taxes on certain domestic earnings. For the year ended September 30, 2000, income taxes of $386,000 were recorded on pre-tax income of $117,000. The income taxes in 2000 were recorded on earnings outside the United States and in certain states domestically.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

       Net Sales: Net sales for the year ended September 30, 2000 were $82,523,000; an increase of $7,284,000, or 9.7%, from the prior year. Internal growth rates at the specialty products and pure water divisions were 11.4% and 3.9%, respectively.

       Gross Profit: Gross profit for the year ended September 30, 2000 was $22,681,000, an increase of $1,252,000 from the prior year as a result of the increase in sales during 2000. The gross margin for 2000 was 27.5% as compared to 28.5% in the prior year. The gross margin at the specialty products division decreased from 25.3% in 1999 to 24.4% in 2000 principally due to the mix of higher carbon sales that have lower overall gross margins as compared to systems sales. At the pure water division, the gross margin decreased slightly from 39.1% in 1999 to 38.7% in 2000.

       Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended September 30, 2000 were $16,273,000, an increase of $1,265,000 from the prior year. This increase was resulted from the expansion into regional service centers domestically within the specialty products division and from an expanded sales effort within the pure water division. Selling, general and administrative expenses as a percentage of net sales were 19.7% in 2000 and 20.0% in 1999.

       Special Charges: Special charges of $563,000 were realized during the year ended September 30, 1999 related primarily to severance obligations.

       Amortization: Amortization expense was $855,000 for the year ended September 30, 2000 as compared to $902,000 for the year ended September 30, 1999.

       Interest Expense: Interest expense for the year ended September 30, 2000 was $5,046,000, as compared to $5,297,000 in the prior year. Interest expense for 2000 and 1999 include non-cash charges related to amortization of expense recognized in connection with the issuance of common stock warrants of $217,000 and $870,000 respectively.

       Income Taxes: Waterlink recorded income taxes of $386,000 on pre-tax income of $117,000 for the year ended September 30, 2000 and income taxes of $707,000 on a pre-tax loss of $562,000 for the year ended September 30, 1999. These income taxes were recorded on earnings outside the United States and in certain states domestically.

LIQUIDITY AND CAPITAL RESOURCES

       Since its inception, Waterlink's primary sources of liquidity have been:

       - borrowings available under credit facilities

       - net proceeds from the sale of Waterlink's common and preferred stock

       - net proceeds from the sale of businesses in connection with the strategic alternative process

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

       - the funding of its acquisition program

       - working capital requirements including the funding for growth at certain operations

       - the funding required for certain under-performing acquisitions

       - the funding of interest on borrowings and the repayment of borrowings

       In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives, including the sale of all or part of Waterlink, that could maximize our shareholders' investment in Waterlink. To date, Waterlink has sold three of its five operating divisions: the biological division in two separate transactions in September and December 2000, the separations division in February 2001, and the european water and wastewater division in a series of transactions during the fourth quarter of our fiscal year ended September 30, 2001. While we are still exploring the possibility of selling one or both of our remaining divisions, at this time we can give no assurance that any additional sales will take place. Under Waterlink's senior credit facility, the final maturity date for Waterlink's payment obligations changes from October 1, 2002 to May 31, 2002 unless on or before May 31, 2002 Waterlink has entered into a definitive agreement to sell Waterlink's pure water division, which agreement must contain terms approved by the senior bank group.

       Waterlink does not currently anticipate making significant capital investments in plant and equipment because we believe our current businesses do not require such investments as well as our current financial position.

       For the year ended September 30, 2001, net cash used by operating activities was $95,000. In addition, purchases of equipment totaled $461,000 during the year. Borrowings available under our senior credit facilities funded the operating and investing activities during the current year. During fiscal 2001 Waterlink realized net proceeds totaling $20,360,000 from the sale of three of its divisions. All of these net proceeds were used to repay senior indebtedness.

       Credit Availability: As of September 30, 2001, Waterlink's credit facilities were comprised of (1) a $49,122,000 domestic facility with Bank of America National Trust & Savings Association as agent, which expires on October 1, 2002 and (2) a $500,000 facility within our overseas subsidiaries. The credit facilities will be utilized to primarily fund operating activities of Waterlink.

       Effective January 15, 2002 Waterlink entered into an amendment to our senior credit facility that extended the maturity date of the senior credit facility from January 15, 2002 to October 1, 2002, assuming Waterlink maintains a certain level of earnings before interest and taxes and maintains certain balance sheet ratios through September 30, 2002. Without an amendment to our senior credit facility that would further extend the maturity date, an infusion of additional capital, or the sale of significant assets, Waterlink will not be able to meet its scheduled obligations under the senior credit facility. No assurance can be given as to whether a satisfactory further amendment to the senior credit facility will be obtained from our senior bank group. If we are unable to negotiate a such further amendment to the senior credit facility, then Waterlink would be in default at that time under the terms of the credit agreement. If there is such an event of default the lenders could declare that all borrowings under the credit agreement are then immediately due and payable. In addition, under Waterlink's senior credit facility, the final maturity date for Waterlink's payment obligations changes from October 1, 2002 to May 31, 2002 unless on or before May 31, 2002 Waterlink has entered into a definitive agreement to sell Waterlink's pure water division, which agreement must contain terms approved by the senior bank group. If Waterlink has not entered into an approved agreement to sell Waterlink's pure water division on or before May 31, 2002, all borrowings under the senior credit facility will become immediately due and payable. Since in either of these instances we would be unable to pay these amounts the lenders could proceed to foreclose on their security interest, which comprises substantially all of our assets. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

       Availability for future borrowings was approximately $338,000 at September 30, 2001 under the senior credit facility.

       The credit facilities restrict or prohibit Waterlink from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The banks that participate in the credit facilities also must approve acquisitions and dispositions. Waterlink's obligations under the credit facilities are secured by liens on substantially all of Waterlink's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of Waterlink's subsidiaries. Waterlink has guaranteed the payment by our overseas subsidiaries of their obligations under the overseas facilities. The overseas subsidiaries have given the lenders an assurance that the subsidiaries would not pledge their assets to any other party.

       Market Risk: Waterlink's earnings are affected by changes in interest rates charged on our domestic facility. If the market rates for borrowings increased by 1% on our domestic facility, the impact would be an increase to interest expense of $487,000 with a corresponding decrease to income before income taxes. This amount was determined by considering the impact of hypothetical interest rates on the balance of Waterlink's domestic facility at September 30, 2001. This analysis does not consider the effects of the overall economic environment associated with such a change nor does it assume any change to Waterlink's current financial structure.

       Waterlink occasionally has exposure to currency rate fluctuations related primarily to the purchases of inventory and the collection of accounts receivable. In these situations Waterlink utilizes a limited number of foreign exchange instruments, primarily forward contracts, to manage this exposure. Waterlink had no significant hedging contracts outstanding at September 30, 2001.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted for certain companies with years ending after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible asset will continue to be amortized over their useful lives.

       At the latest, Waterlink is required to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, or as of October 1, 2002. Waterlink could also elect to early adopt the standards as of October 1, 2001 under the transition rules. Application of the nonamortization provisions of the Statement is expected to result in an increase in income from continuing operations and net income of approximately $871,000, or $0.04 per share, on an annual basis. Waterlink has not yet determined whether it will elect early adoption of this standard. Waterlink will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of the adoption date and has not yet determined what the effect of these tests will be on the earnings and financial position of Waterlink.

FORWARD-LOOKING STATEMENTS

       With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

       - the success of Waterlink's exploration of strategic alternatives including the timely execution of a satisfactory definitive agreement to sell Waterlink's pure water division

       - the ability to negotiate with its senior lenders amended repayment terms and with other debt holders, additional amended repayment terms

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

       - the cost of capital, including interest rate increases

       - unanticipated litigation, claims or assessments

RISK FACTORS

We May be Unsuccessful in Complying with Our Obligations Under our Senior Credit Facility or in Negotiating an Additional Amendment to Our Senior Credit Facility and Other Debt Instruments

       The maturity date of our senior credit facility is October 1, 2002 and other debt instruments also mature in October 2002. If we are unable to negotiate satisfactory amendments to the senior credit facility and the other debt instruments to extend such maturities, and in the absence of other sources of funds to repay the indebtedness outstanding under the senior credit facility, the senior lenders and the other lenders could declare that all borrowings under the senior credit facility and the other debt instruments, respectively, are immediately due and payable. In addition, under Waterlink's senior credit facility, the final maturity date for Waterlink's payment obligations changes from October 1, 2002 to May 31, 2002 unless on or before May 31, 2002 Waterlink has entered into a definitive agreement to sell Waterlink's pure water division, which agreement must contain terms approved by the senior bank group. If Waterlink has not entered into an approved agreement to sell Waterlink's pure water division on or before May 31, 2002, all borrowings under the senior credit facility will become immediately due and payable. In either of these instances, the senior lenders could proceed to foreclose on their security interest, which comprises substantially all of our assets. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

Our Ability to Fund Operations or Provide Value to Shareholders Will be Dependent on the Degree of Success of the Strategic Alternative Process

       In May 2000 Waterlink announced that our board of directors had authorized management to explore various strategic alternatives to maximize shareholders' value. This strategic alternative to date has resulted in the sale of three divisions. Given our high level of debt, we are unable to appropriately fund the operations of all of our divisions. Depending on the amount of net proceeds and which stock or assets are sold, we may need to obtain additional capital to be able to operate our remaining businesses, the terms of which could result in dilution to our existing shareholders. We can give no assurance as to the ultimate success of our strategic alternative process.

Our Quarterly Results of Operations Could Fluctuate Significantly Which Could Result in Defaults Under Our Senior Credit Facility and in Volatility in the Market Price of Our Common Stock

       We need to finalize complicated contracts and orders with our customers before we produce our revenues. Often, the timing of those contracts and orders is also subject to our customers receiving financing, various permits and other aspects outside our control. A delay in finalizing any of these contracts could have a significant negative impact on our operating results in any fiscal quarter. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not necessarily be relied upon as indicators of our future performance. If we are able to successfully negotiate an amendment to our senior credit facility, there will likely be some form of financial covenant that will be based on our monthly operating performance. Given the fluctuations in our operating results, this could result in our needing to negotiate further amended terms or being in default of our senior credit facility. Also, these fluctuations in our quarterly results could lead to our failure to meet expectations of securities analysts and investors and could seriously harm the market price of our common stock. Quarterly operating results have varied significantly in the past and will likely vary significantly in the future.

Our Substantial Amount of Debt Could Limit Our Growth and Imposes Restrictions on Our Business

       We have incurred substantial indebtedness. Our level of debt and our recent operating performance, including the impact of special charges and the loss from discontinued operations to our income, limit our ability to:

       - obtain additional financing and bonding capabilities to fund or support our strategy, capital expenditures, sales and other general corporate purposes;

       - use operating cash flow in other areas of our business since we must dedicate a substantial portion of these funds to pay interest and retire debt; and

       - react to changing market conditions and economic downturns.

       At September 30, 2001, our total indebtedness was $51,936,000. Our debt agreements contain numerous financial and operating covenants that limit our discretion which respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to:

       - incur additional indebtedness, both under the bank credit agreement and other debt agreements;

       - merge or consolidate with other entities;

       - repay our obligations; and

       - pay dividends and other distributions.

       Availability for future borrowings was approximately $338,000 at September 30, 2001 under the senior credit facility.

The Demand for Our Products is Cyclical

       Much of our water and air purification equipment requires significant capital expenditures by our customers. As such, the timing of customer purchases from us is affected by various economic factors, including interest rate and business cycle fluctuations, the timing and process of government funding and the setting of rates by regulators, all of which are beyond our control. The cyclical nature of capital equipment sales could have an adverse affect on our revenues and profitability in general and on our revenues and profitability in any particular quarterly financial reporting period.

Our Industry is Highly Competitive

       Our industry, the water and air purification industry is fragmented and highly competitive due to the large number of businesses within certain product areas. We compete with many companies, several of which have greater market penetration, depth of product line, resources and access to capital, which could be competitive advantages in securing projects. While we believe we are well positioned to deliver technology and services at a fair price, some of our competitors have developed product and service integration capabilities beyond our current scope.

We are Dependent on Key Personnel

       Our business depends on our ability to hire and retain our executive officers and senior management. Our business could be adversely affected if for any reason any of our executive officers or senior managers cease to be employed by us. In addition, we will be dependent on the senior managers of any significant businesses we may acquire in the future and on our ability to attract and retain qualified managers to support future expansion, if any.

The Current Members of Our Board of Directors and Management Own Approximately 27.6% of Our Common Stock and Can Exercise Significant Influence over Our Affairs. Also, Several Institutional Investors Own Substantial Percentages of Our Common Stock

       At November 30, 2001, our current directors and management own or control, in the aggregate, approximately 27.6% of our common stock. In addition, several large institutional investors own or control a significant percentage of our common stock. Accordingly, these individuals and institutional investors, if acting together or even alone, can exercise significant influence over our affairs including the election of our directors, appointment of our management and approval of actions requiring the approval of our stockholders, which may include the adoption of amendments to our certificate of incorporation, the approval of mergers or sales of all or substantially all our assets, and similar items. The concentration of voting power of these stockholders, if they act together, could, under certain circumstances, have the effect of delaying or preventing a change in control of Waterlink.

Our Foreign Operations Are Subject to Political and Economic Risks and We May Be Adversely Affected by Foreign Currency Fluctuation

       We sell a substantial proportion of our systems, equipment and services in Western Europe, the Middle East, Latin America and other regions outside the United States. Also, we have two subsidiaries that operate outside of the United States. Our net sales outside the United States were approximately 35.0% of our net sales for the year ended September 30, 2001. Political, economic, regulatory and social conditions in foreign countries in which we operate may change. Risks associated with sales and operations in foreign countries include risks of:

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

We May Be Subject to Liability Under Environmental Laws

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

Changes in Environmental Laws Could Affect Our Business

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

Our Business is Subject to Potential Warranty and Performance Guarantee Claims

       Some of our customers require us to guarantee that our services and products will be of a specified level of quality or performance. If a product or service fails to attain that level of quality or performance, we could incur significant financial penalties.

Provisions of Our Corporate Documents Could Delay or Prevent a Change in Control of Waterlink

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

ITEM 7(a).   QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

       The disclosures required under this item are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 15.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS

Report of Independent Auditors..............................    23
Consolidated Balance Sheets at September 30, 2001 and
  2000......................................................    24
Consolidated Statements of Operations for the years ended
  September 30, 2001, 2000 and 1999.........................    26
Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 2001, 2000 and 1999.............    27
Consolidated Statements of Cash Flows for the years ended
  September 30, 2001, 2000 and 1999.........................    28
Notes to Consolidated Financial Statements..................    29

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Waterlink, Inc.

       We have audited the accompanying consolidated balance sheets of Waterlink, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waterlink, Inc. and subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred operating losses and has a working capital deficiency based on the maturity date of its Senior Credit Facility. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Canton, Ohio
November 2, 2001, except for Note 6, as to which
     the date is January 15, 2002

                        WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               2001        2000
                                                              -------    --------
                                                                (In thousands,
                                                              except share data)
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 1,327    $  3,067
  Trade accounts receivable, less allowance of $363 in 2001
     and $397 in 2000                                          14,663      13,357
  Inventories                                                  12,308      12,368
  Costs in excess of billings                                   5,363       4,347
  Other current assets                                          1,015       1,409
  Net assets of discontinued operations                         1,500      33,023
                                                              -------    --------
Total current assets                                           36,176      67,571
Property, plant and equipment, at cost:
  Land, building and improvements                               1,583       1,482
  Machinery and equipment                                       6,235       5,969
  Office equipment                                              1,225       1,606
                                                              -------    --------
                                                                9,043       9,057
  Less accumulated depreciation                                 3,187       2,331
                                                              -------    --------
                                                                5,856       6,726
Other assets:
  Goodwill, net of amortization of $3,053 in 2001 and $2,172
     in 2000                                                   32,561      33,354
  Other assets                                                    715       3,279
                                                              -------    --------
                                                               33,276      36,633
                                                              -------    --------
Total assets                                                  $75,308    $110,930
                                                              =======    ========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (In thousands,
                                                               except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade                                   $  7,599    $  7,598
  Accrued expenses                                               9,389       7,046
  Billings in excess of cost                                       549         725
  Accrued income taxes                                             217         429
  Current portion of long-term obligations                      51,936      71,139
                                                              --------    --------
Total current liabilities                                       69,690      86,937
Long-term debt                                                      --          12
Accrued pension costs                                            1,418          --
Shareholders' equity:
  Preferred Stock, $.001 par value, authorized 10,000,000
     shares, none issued and outstanding                            --          --
  Common Stock, voting, $.001 par value,
     authorized -- 40,000,000 shares, issued and
     outstanding -- 19,659,694 shares in 2001 and 2000              20          20
  Additional paid-in capital                                    92,174      92,087
  Accumulated other comprehensive loss                          (5,141)     (8,250)
  Accumulated deficit                                          (82,853)    (59,876)
                                                              --------    --------
Total shareholders' equity                                       4,200      23,981
                                                              --------    --------
Total liabilities and shareholders' equity                    $ 75,308    $110,930
                                                              ========    ========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                              YEAR ENDED SEPTEMBER 30,
                                                        -------------------------------------
                                                           2001          2000         1999
                                                        ----------    ----------    ---------
                                                        (In thousands, except per share data)
Net sales                                                $ 84,535      $ 82,523      $75,239
Cost of sales                                              63,329        59,842       53,810
                                                         --------      --------      -------
Gross profit                                               21,206        22,681       21,429

Selling, general and administrative expenses               15,302        16,273       15,008
Special charges                                             2,560            --          563
Amortization                                                  871           855          902
                                                         --------      --------      -------
Operating income                                            2,473         5,553        4,956

Other income (expense):
  Interest expense                                         (5,043)       (5,046)      (5,297)
  Amortization of loan fees                                (1,386)         (401)        (305)
  Other items -- net                                         (309)           11           84
                                                         --------      --------      -------
Income (loss) before income taxes                          (4,265)          117         (562)
Income taxes                                                   12           386          707
                                                         --------      --------      -------
Loss from continuing operations                            (4,277)         (269)      (1,269)

Discontinued operations:
  Loss from operations, less income taxes; zero in
     2001, $68 in 2000 and $326 in 1999                    (1,225)      (21,936)      (2,913)
  Loss on disposal                                        (17,475)      (16,151)          --
                                                         --------      --------      -------
Net loss                                                 $(22,977)     $(38,356)     $(4,182)
                                                         ========      ========      =======

Per share data:
  Loss per common share -- basic and assuming
     dilution:
     Continuing operations                               $  (0.22)     $  (0.01)     $ (0.10)
     Discontinued operations                                (0.95)        (1.98)       (0.23)
                                                         --------      --------      -------
                                                         $  (1.17)     $  (1.99)     $ (0.33)
                                                         ========      ========      =======
  Weighted average common shares outstanding:
     Basic and assuming dilution                           19,660        19,299       12,556

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                       ACCUMULATED
                                         ADDITIONAL       OTHER                         TOTAL
                                COMMON    PAID-IN     COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                STOCK     CAPITAL     INCOME (LOSS)     DEFICIT        EQUITY
                                ------   ----------   -------------   -----------   -------------
                                                (In thousands, except share data)
YEAR ENDED SEPTEMBER 30, 1999
Balance at October 1, 1998       $12      $ 71,973      $    231       $ (17,338)     $  54,878
Net loss                                                                  (4,182)        (4,182)
Foreign currency translation
  adjustments                                             (2,519)                        (2,519)
                                                                                      ---------
Comprehensive loss                                                                       (6,701)
Conversion of subordinated
  notes for 410,257 shares         1           999                                        1,000
Issuance of warrants in
  connection with guaranty of
  senior indebtedness                          820                                          820
Other                                          (11)                                         (11)
                                 ---      --------      --------       ---------      ---------
Balance at September 30, 1999     13        73,781        (2,288)        (21,520)        49,986
YEAR ENDED SEPTEMBER 30, 2000
Net loss                                                                 (38,356)       (38,356)
Foreign currency translation
  adjustments                                             (5,962)                        (5,962)
                                                                                      ---------
Comprehensive loss                                                                      (44,318)
Sale of 6,300,000 shares of
  Common Stock                     6        16,216                                       16,222
Conversion of subordinated
  notes for 275,230 shares                     750                                          750
Issuance of 393,110 shares in
  connection with an
  acquisition                      1           999                                        1,000
Issuance of 55,493 shares in
  connection with the employee
  stock purchase plan                          124                                          124
Issuance of warrants in
  connection with the issuance
  of a senior term loan                        217                                          217
                                 ---      --------      --------       ---------      ---------
Balance at September 30, 2000     20        92,087        (8,250)        (59,876)        23,981
YEAR ENDED SEPTEMBER 30, 2001
Net loss                                                                 (22,977)       (22,977)
Foreign currency translation
  adjustments, including
  $6,416 reclassification due
  to the sale of the European
  Water and Wastewater
  Division                                                 6,004                          6,004
Minimum pension liability
  adjustment                                              (2,895)                        (2,895)
                                                                                      ---------
Comprehensive loss                                                                      (19,868)
Issuance of warrants in
  connection with the issuance
  of subordinated notes                         87                                           87
                                 ---      --------      --------       ---------      ---------
Balance at September 30, 2001    $20      $ 92,174      $ (5,141)      $ (82,853)     $   4,200
                                 ===      ========      ========       =========      =========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           YEAR ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                          2001        2000       1999
                                                        --------    --------    -------
                                                                (In thousands)
OPERATING ACTIVITIES
Loss from continuing operations                         $ (4,277)   $   (269)   $(1,269)
Adjustments to reconcile loss from continuing
  operations to net cash used in operating activities:
     Deferred income taxes                                     -         310        546
     Depreciation                                          1,318       1,104        936
     Amortization                                          2,347       1,468      2,028
     Changes in working capital:
        Accounts receivable                               (1,231)       (120)    (3,409)
        Inventories                                           74        (504)      (912)
        Cost in excess of billings                        (1,010)       (652)    (2,417)
        Refundable income taxes                                -           -        840
        Other assets                                          40        (768)       (66)
        Accounts payable                                     (66)       (651)     2,943
        Accrued expenses                                   2,674        (273)    (1,774)
        Billings in excess of cost                          (179)     (1,281)       163
        Accrued income taxes                                 215        (166)       (40)
                                                        --------    --------    -------
Net cash used in operating activities                        (95)     (1,802)    (2,431)

INVESTING ACTIVITIES
Purchases of equipment, net                                 (461)       (351)      (689)
Purchases of subsidiaries, net of cash acquired                -        (247)      (648)
Proceeds from sale of subsidiaries                        20,360       3,900          -
                                                        --------    --------    -------
Net cash provided by (used in) investing activities       19,899       3,302     (1,337)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                         1,713         300      5,279
Payments on long-term borrowings                         (20,929)    (14,997)    (2,399)
Proceeds from sale of Common Stock                             -      16,346          -
                                                        --------    --------    -------
Net cash (used) provided by financing activities         (19,216)      1,649      2,880
Effect of exchange rate changes on cash                       (2)       (156)       492
                                                        --------    --------    -------
Cash flows provided by (used in) continuing operations       586       2,993       (396)
Cash flows (used in) provided by discontinued
  operations                                              (2,326)     (1,880)       426
                                                        --------    --------    -------
(Decrease) increase in cash and cash equivalents          (1,740)      1,113         30
Cash and cash equivalents at beginning of year             3,067       1,954      1,924
                                                        --------    --------    -------
Cash and cash equivalents at end of year                $  1,327    $  3,067    $ 1,954
                                                        ========    ========    =======

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

--------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Waterlink, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

       FISCAL YEAR END -- The Company's fiscal year ends on September 30th. References in the notes to the financial statements to the years 2001, 2000 and 1999 refer to the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

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

       Revenues from the remaining equipment and product sales are recognized when title passes upon shipment.

       INVENTORIES -- Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       CONCENTRATIONS OF CREDIT RISK -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, trade receivables and notes receivable. The Company places its cash equivalents with major financial institutions.

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

       GOODWILL -- Goodwill represents costs in excess of net assets of acquired businesses, which are amortized using the straight-line method over a period of 40 years. The Company evaluates the

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

realizability of goodwill based on the undiscounted cash flows of the applicable businesses acquired over the remaining amortization period. Should the review indicate that goodwill is not recoverable, the Company's carrying value of goodwill would be reduced by the estimated shortfall of the cash flows. In addition, the Company assesses long-lived assets for impairment under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

       FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in accumulated other comprehensive loss in shareholders' equity. Foreign currency gains and losses resulting from transactions included in the results of continuing operations amounted to net gains of $17,000 in 2001, $163,000 in 2000 and $44,000 in 1999.

       ACCUMULATED OTHER COMPREHENSIVE LOSS -- At September 30, 2001 accumulated other comprehensive loss consists of a loss of $2,895,000 relating to a minimum pension liability adjustment and a loss of $2,246,000 relating to accumulated foreign currency translation adjustments. In previous periods the accumulated other comprehensive loss related entirely to foreign currency translation adjustments.

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

       USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted for certain companies with years ending after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

       Waterlink is required to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, or as of October 1, 2002. Waterlink could also elect to adopt early the standards as of October 1, 2001 under the transition rules. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in income from continuing operations and net income of approximately $871,000, or $0.04 per share, on an annual

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

basis. Waterlink has not yet determined whether it will elect early adoption of this standard. Waterlink will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of the adoption date and has not yet determined what the effect of these tests will be on the earnings and financial position of Waterlink.

       RECLASSIFICATIONS -- Certain amounts reported in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

2.   DISCONTINUED OPERATIONS

       In two separate transactions in September and December 2000, the Company sold a combination of stock and assets of all the companies that comprised its Biological Division for a combined sales price of approximately $4.1 million. During the year ended September 30, 2000 the Company recorded a loss on the disposal of the Biological Division of $16,151,000, which included a provision of $832,000 for operating losses during the phase-out period.

       In February 2001 the Company sold substantially all of the assets of its Separations Division for approximately $18.8 million in cash, $17.3 million of which was received at closing and $1.5 million of which was placed in escrow. With regard to the amount placed in escrow, $500,000 has been received and the remaining amount receivable of $1,000,000 is subject to reduction for any indemnification claims made on or before February 28, 2002. In addition, in a series of transactions during the fourth quarter of fiscal 2001, the Company sold the stock of all of its companies that comprised its European Water and Wastewater Division to three separate purchasers for aggregate gross proceeds of $4.7 million. With regard to one of the transactions, $500,000 is being held back for any indemnification claims made on or before August 31, 2002. In connection with the sale of these two divisions, the Company recorded a net loss on disposal totaling $17,475,000 during fiscal 2001, of which $3,891,000 related to the sale of the Separations Division and $13,584,000 related to the sale of the companies that comprised the European Water and Wastewater Division. With regard to this loss recorded on the disposal of the European Water and Wastewater Division, $6,416,000 related to the write-off of the cumulative translation adjustment component of equity.

       Accordingly, the results of operations for the Biological, Separations, and European Water and Wastewater Divisions have been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented.

       The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. The amount of interest allocated to and included in the operating loss from discontinued operations was $1,178,000 in 2001, $2,422,000 in 2000 and $1,945,000 in 1999.
The loss from discontinued operations for each period is presented below.

                                              2001        2000       1999
                                            --------    --------    -------
                                                    (In thousands)
Net sales                                   $ 44,449    $ 94,210    $94,930
Operating loss                                (1,225)    (21,868)    (2,587)
Income tax expense                                --          68        326
                                            --------    --------    -------
Loss from operations                          (1,225)    (21,936)    (2,913)
Estimated loss on disposal                   (17,475)    (16,151)        --
                                            --------    --------    -------
                                            $(18,700)   $(38,087)   $(2,913)
                                            ========    ========    =======

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

3.   GOING CONCERN CONSIDERATIONS

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred losses from continuing operations during each of the three years in the period ended September 30, 2001, and recorded net losses of $22,977,000, $38,356,000 and $4,182,000 in 2001, 2000 and
1999, respectively. In addition, at September 20, 2001 the Company has a working capital deficiency of $33,514,000. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

       In May 2000, the Board of Directors authorized management of the Company to explore all strategic alternatives that could maximize shareholder value, including the sale of certain of its divisions or the entire Company. The Company is currently in discussions with parties regarding the possible sale of its Pure Water Division. At this time, the Company can give no level of assurance that it will be successful in selling this division.

       The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to negotiate with its senior lenders repayment terms that the Company can satisfy in accordance with its strategic alternative process, its ability to successfully continue its strategic alternative process, and the ability to generate sufficient cash flows to operate its business.

4.   INVENTORIES

       Inventories consisted of the following:

                                                           SEPTEMBER 30,
                                                         ------------------
                                                          2001       2000
                                                         -------    -------
                                                           (In thousands)
Raw materials and supplies                               $ 6,502    $ 6,690
Work in process                                              270        468
Finished goods                                             5,536      5,210
                                                         -------    -------
                                                         $12,308    $12,368
                                                         =======    =======

5.   CONTRACT BILLING STATUS

       Information with respect to the billing status of contracts in process is as follows:

                                                           SEPTEMBER 30,
                                                         ------------------
                                                          2001       2000
                                                         -------    -------
                                                           (In thousands)
Contract costs incurred to date                          $30,162    $25,804
Estimated profits                                         14,018     11,550
                                                         -------    -------
Contract revenue earned to date                           44,180     37,354
Less billings to date                                     39,366     33,732
                                                         -------    -------
Cost and estimated earnings in excess of billings, net   $ 4,814    $ 3,622
                                                         =======    =======

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       The above amounts are included in the accompanying consolidated balance sheet at:

                                                           SEPTEMBER 30,
                                                         ------------------
                                                          2001       2000
                                                         -------    -------
                                                           (In thousands)
Costs in excess of billings                              $5,363     $4,347
Billings in excess of costs                                (549)      (725)
                                                         ------     ------
                                                         $4,814     $3,622
                                                         ======     ======

6.   LONG-TERM OBLIGATIONS

       Long-term obligations consisted of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              2001       2000
                                                            --------    -------
                                                              (In thousands)
  LONG-TERM DEBT
     Senior Credit Facility with a group of banks, due
        October 1, 2002, consisting of a revolving credit
        facility and a term loan. Interest is payable
        monthly at base rate plus 3.5% (9.5% at September
        30, 2001):
           Revolving credit facility                        $ 35,513    $34,800
           Term loan                                          13,167     33,702
     Other notes payable to various parties                        6        399
     Convertible subordinated note payable to former
        shareholders of C'treat, due October 15, 2002.
        Interest accrues at 11.0% per annum and is payable
        on a monthly basis                                     2,250      2,250
  SUBORDINATED NOTES - RELATED PARTIES
     Convertible subordinated note payable to related
        parties, due October 15, 2002. Interest accrues at
        13.0% per annum and is payable on a quarterly
        basis                                                  1,000         --
                                                            --------    -------
                                                              51,936     71,151
  Less current maturities                                     51,936     71,139
                                                            --------    -------
                                                            $     --    $    12
                                                            ========    =======

       The Company's Senior Credit Facility is with Bank of America National Trust & Savings Association as agent, with five other participating banks. Effective January 15, 2002, the Company entered into an amendment to its Senior Credit Facility that extended the maturity date of the facility from January 15, 2002 to October 1, 2002, assuming the Company maintains a certain level of earnings before interest and taxes and maintains certain balance sheet ratios through September 30, 2002. Under Waterlink's senior credit facility, the final maturity date for Waterlink's payment obligations changes from October 1, 2002 to May 31, 2002 unless on or before May 31, 2002 Waterlink has entered into a definitive agreement to sell Waterlink's pure water division, which agreement must contain terms approved by the senior bank group.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       The Senior Credit Facility restricts or prohibits the Company from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The Company's obligations under the senior credit facility are secured by liens on substantially all of the Company's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of the Company's subsidiaries. Effective with the signing of the amendment to the Senior Credit Facility, approximately $338,000 was available for future borrowings at September 30, 2001.

       In May 2001, the maturity date of the $2,250,000 of convertible subordinated notes payable to former shareholders of C'treat was extended from March 2, 2001 to October 31, 2001, and the interest rate was increased from 5.54% to 11% per annum, with interest to be paid monthly. The maturity date of these notes has been further extended to October 15, 2002. The conversion rate on these notes to Common Stock is $15.63 per share.

       In January 2001, the Company issued $1,000,000 of subordinated notes to two related parties, the proceeds from which were to be used for working capital purposes. These subordinated notes carry an interest rate of 13.0% per annum, payable quarterly. In connection with this indebtedness, the Company issued warrants to purchase up to 100,000 shares of Waterlink common stock at an exercise price of $.01 per share. The value of these warrants totaling $92,000 is being amortized on a straight-line basis through the original maturity date of the notes, January 18, 2002. The warrants will expire on January 17, 2006. Effective January 15, 2002 the maturity date of these notes was extended until October 15, 2002.

       In connection with various financing activities, the Company has issued warrants to purchase shares of Common Stock, 839,137 of which are outstanding at September 30, 2001. The warrants carry exercise prices ranging from $0.01 to $4.50 with expiration dates ranging from February 2002 to January 2006.

7.  LEASES

       The Company leases certain facilities and equipment under operating leases. Rent expense totaled $1,641,000 in 2001, $1,220,000 in 2000 and $1,069,000 in 1999. Aggregate future minimum lease payments under noncancelable operating leases at September 30, 2001 are as follows (in thousands):

Year ending September 30, 2002                                $1,111
Year ending September 30, 2003                                   794
Year ending September 30, 2004                                   279
Year ending September 30, 2005                                   168
Year ending September 30, 2006                                    99
Thereafter                                                       197
                                                              ------
                                                              $2,648
                                                              ======

8.  SPECIAL CHARGES

       The Company incurred special charges in 1999 of $563,000 primarily relating to severance and contractual obligations to former executives. At September 30, 2001, approximately $77,000 remains accrued to be paid by January 2002 with regard to this special charge.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       In September 2001, based on the status of the strategic alternative process, the Board of Directors of the Company determined the corporate office of Waterlink should be relocated to its Columbus facility. This consolidation resulted in personnel reductions and the disposal of certain fixed assets. Accordingly, the Company recorded a special charge of $2,560,000 in 2001 relating to severance obligations and the write off of certain fixed assets. The amount relating to severance obligations of $2,367,000 has been accrued at September 30, 2001 and will be paid through September 30, 2003.

9.   INCOME TAXES

       The provision for income taxes consists of the following:

                                                2001       2000       1999
                                               -------    -------    -------
                                                      (In thousands)
Current-state and local                        $    12    $    76    $   161
Deferred-foreign                                    --        310        546
                                               -------    -------    -------
                                               $    12    $   386    $   707
                                               =======    =======    =======

       Income (loss) before income taxes consists of the following:

                                               2001        2000       1999
                                             ---------    -------    -------
                                                     (In thousands)
United States                                $  (5,625)   $(2,194)   $(2,340)
Foreign                                          1,360      2,311      1,778
                                             ---------    -------    -------
                                             $  (4,265)   $   117    $  (562)
                                             =========    =======    =======

       Following is the reconciliation between the provision for income taxes and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes:

                                                   2001       2000       1999
                                                 --------    -------    -------
                                                         (In thousands)
Provision (credit) for income taxes at the
  statutory federal rate                         $ (1,450)   $    40    $  (191)
Adjustments:
  State and local income taxes                         12         76        161
  Non-deductible goodwill amortization                296        291        307
  Change in valuation allowance                     1,154        (21)       430
                                                 --------    -------    -------
  Provision for income taxes                     $     12    $   386    $   707
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

                                                             2001        2000
                                                           --------    --------
                                                              (In thousands)
Deferred tax assets:
  Net operating loss carryforward                          $ 25,658    $ 11,622
  Other                                                       1,801       6,307
  Valuation allowance                                       (26,657)    (17,485)
                                                           --------    --------
                                                                802         444
Deferred tax liabilities:
  Accelerated depreciation                                     (736)       (378)
  Other                                                         (66)        (66)
                                                           --------    --------
                                                               (802)       (444)
                                                           --------    --------
Net deferred tax liability                                 $     --    $     --
                                                           ========    ========

       In connection with acquisitions made in 1998, the Company recorded deferred tax asset valuation reserves as part of purchase price allocations totaling $7,417,000 in the United Kingdom and $509,000 in the United States due primarily to net operating loss carryforwards existing in these tax jurisdictions. The benefit of net operating loss carryforwards realized in the future will be recorded as a reduction of goodwill rather than as a credit to income tax expense during that period. The amount of income taxes recorded which resulted in a corresponding decrease in goodwill was $310,000 in 2000 and $546,000 in 1999. No such amounts were recorded in 2001.

       For tax purposes, the Company has U.S. federal loss carryforwards of $59,560,000 that expire in varying years through 2016, and net operating loss carryforwards in the United Kingdom of $18,026,000 that have no expiration dates. A valuation allowance has been established for the entire amount of the net operating loss carryforwards since the realization is uncertain.

       The Company plans to reinvest the undistributed earnings of its non-U.S. subsidiaries. The amount of undistributed earnings considered to be indefinitely reinvested for this purpose was approximately $5,131,000 at September 30, 2001. Accordingly, no provisions have been made for U.S. income tax purposes on such undistributed earnings. While the amount of any U.S. income taxes on these undistributed earnings, if distributed in the future, is not determinable, it is expected that they would be reduced by the utilization of tax credits or deductions. A distribution of these earnings would be subject to withholding taxes.

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

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

       Collectively, 2,750,000 shares of Common Stock are available for granting of awards under the above plans at September 30, 2001.

       Under the Company's Employee Stock Purchase Plan (the "Stock Purchase Plan"), the Company is authorized to issue up to 500,000 shares of Common Stock. Under the terms of the Stock Purchase Plan, employees can choose to have up to 20% of their annual compensation, but no more that $25,000 per year, withheld to purchase Common Stock. The exercise price for shares subject to purchase under options granted shall be 85% of the fair market value of the Common Stock on the first day of the purchase period, unless otherwise determined by the compensation committee. On the last day of the purchase period of any offering of shares made under the Stock Purchase Plan, each outstanding option shall automatically be exercised. At any time prior to the end of the purchase period applicable to each offering, an employee is permitted to terminate or reduce his or her payroll deductions, to reduce his or her options to purchase or to withdraw all or part of the amount in his or her account. The employee has the right to receive in cash the amount accumulated in such account. In connection with the Stock Purchase Plan, 55,493 shares of Common Stock were issued in 2000. The Stock Purchase Plan will terminate in 2007.

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

       Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options and the options granted as part of the Plan were estimated at the date of grant using a Black-Scholes option-pricing model. The Company assumed a dividend yield rate of 0% and a weighted-average expected life of the options of 5 years for all periods presented. The risk-free interest factor utilized was 6.3% in 2001, 5.5% in 2000 and 5.9% in 1999. Further, the volatility factor of the expected market price of the Company's stock was 34% in

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

2001, 35% in 2000 and 32% in 1999. Following is the weighted-average grant-date fair value of options granted during 2001, 2000 and 1999 using the Black-Scholes model, with the weighted average exercise price for comparison purposes:

                                          2001                 2000               1999
                                   ------------------    ----------------   ----------------
                                    FAIR     EXERCISE    FAIR    EXERCISE   FAIR    EXERCISE
                                   VALUE      PRICE      VALUE    PRICE     VALUE    PRICE
                                   ------    --------    -----   --------   -----   --------
Stock price:
  Equals exercise price            $ 0.17     $ 0.44     $1.24    $3.10     $1.30    $3.35
  Less than exercise price             --         --        --       --      0.75     5.00

       The weighted-average grant-date fair value of the shares granted under the Stock Purchase Plan was $1.21 during 2000. No such shares were granted during 1999 or 2001.

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

       For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options' vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted SFAS 123. The Company's pro forma information follows:

                                                   2001           2000         1999
                                                -----------    ----------    ---------
                                                (In thousands, except per share data)
Pro forma net loss                               $ (22,487)     $(38,400)     $(4,633)
Pro forma loss per share -- basic and assuming
  dilution                                           (1.14)        (1.99)       (0.37)

       A summary of the Company's stock option activity and related information follows:

                                        2001                    2000                   1999
                                ---------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                  NUMBER     AVERAGE     NUMBER     AVERAGE     NUMBER     AVERAGE
                                    OF       EXERCISE      OF       EXERCISE      OF       EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year                           2,084,746    $4.67     2,178,316    $6.59     1,884,300    $9.25
Granted                            356,400     0.44       663,003     3.10       442,500     3.35
Exercised                               --       --            --       --            --       --
Canceled                        (1,260,298)    4.75      (756,573)    9.00      (148,484)    8.39
                                ----------    -----     ---------    -----     ---------    -----
Outstanding at end of year       1,180,848    $3.32     2,084,746    $4.67     2,178,316    $6.59
                                ==========    =====     =========    =====     =========    =====
Exercisable at end of year         645,777    $4.64       836,812    $5.35     1,032,366    $7.37
                                ==========    =====     =========    =====     =========    =====
Available for future options     1,104,152                200,254                106,684
                                ==========              =========              =========

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       The following table summarizes information concerning outstanding and exercisable options at September 30, 2001:

                                      AVERAGE REMAINING       WEIGHTED                        WEIGHTED
       RANGE OF           NUMBER      CONTRACTUAL LIFE        AVERAGE          NUMBER         AVERAGE
    EXERCISE PRICE      OUTSTANDING      (IN YEARS)        EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
    --------------      -----------   -----------------   ----------------   -----------   --------------
$0.10 -- $0.45             313,900           9.2               $ 0.42           17,500         $ 0.10
$2.75 -- $3.62             351,444           8.0                 3.15          127,033           3.17
$4.00 -- $4.75             288,000           5.0                 4.23          283,000           4.22
$5.00 -- $5.12             182,505           6.2                 5.03          175,745           5.03
$11.00 -- $13.19            44,999           6.2                12.16           42,499          12.11
                         ---------           ---               ------          -------         ------
                         1,180,848           6.5               $ 3.32          645,777         $ 4.64
                         =========           ===               ======          =======         ======

       The Company has reserved 2,285,000 shares of Common Stock for the possible exercise of outstanding stock options.

12.   RETIREMENT PLANS

       The Company sponsors two defined benefit pension plans. One of the plans is in the U.K., which covers substantially all of the employees of Sutcliffe Speakman Carbons and Sutcliffe Croftshaw; and the other is a U.S. plan, which covers substantially all of the employees of Barnebey Sutcliffe. Information pertaining to the Company's defined benefit pension plans follows:

                                                              2001       2000
                                                            --------    -------
                                                              (In thousands,
                                                            except percentages)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                     $  9,719    $ 9,531
Service cost                                                     442        437
Interest cost                                                    670        639
Plan participants' contributions                                 120         97
Actuarial losses (gains)                                       1,484       (138)
Benefits paid                                                   (640)      (151)
Foreign currency exchange rate changes                            79       (696)
                                                            --------    -------
Benefit obligation at end of year                           $ 11,874    $ 9,719
                                                            ========    =======

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                              2001       2000
                                                            --------    -------
                                                              (In thousands,
                                                            except percentages)
CHANGE IN PLAN ASSETS
Plan assets at beginning of year                            $ 10,316    $10,747
Actual return on plan assets                                    (447)       210
Company contributions                                            306        262
Plan participants' contributions                                 120         97
Benefits paid                                                   (640)      (151)
Foreign currency exchange rate changes                            45       (849)
                                                            --------    -------
Plan assets at end of year                                  $  9,700    $10,316
                                                            ========    =======

FUNDED STATUS
Plan assets in excess of (less than) benefit obligations    $ (2,174)   $   597
Unrecognized actuarial loss                                      756        741
                                                            --------    -------
Prepaid (accrued) benefit cost, net                         $ (1,418)   $ 1,338
                                                            ========    =======

PREPAID (ACCRUED) BENEFIT COST
U. S. plan                                                  $   (541)   $  (549)
U. K. plan                                                     2,018      1,887
Minimum pension liability included in accumulated other
  comprehensive loss                                          (2,895)        --
                                                            --------    -------
Net balance sheet asset at September 30                     $ (1,418)   $ 1,338
                                                            ========    =======

                                                        2001     2000     1999
                                                        -----    -----    -----
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                           6.00%
                                                           TO
                                                        7.00%    7.00%    7.00%
Expected return on plan assets                          7.50%
                                                           TO
                                                        9.00%    9.00%    9.00%
Rate of compensation increase                           3.50%    3.50%    3.50%
                                                           TO       to       to
                                                        4.00%    4.50%    4.50%

COMPONENTS OF NET PERIODIC PENSION COST
Service cost                                            $ 442    $ 437    $ 483
Interest cost                                             670      639      604
Expected return on plan assets                           (938)    (945)    (872)
Amortization of unrecognized net loss                      13       --       30
                                                        -----    -----    -----
Net periodic pension cost                               $ 187    $ 131    $ 245
                                                        =====    =====    =====

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       Amounts applicable to the Company's pension plan with projected or accumulated benefit obligations in excess of plan assets are:

                                                              2001       2000
                                                             -------    -------
                                                               (In thousands)
Projected benefit obligation                                 $11,874    $ 4,093
Accumulated benefit obligation                                11,035      3,653
Fair value of plan assets                                      9,700      3,671

       The Company also sponsors a defined contribution plan that covers substantially all domestic employees. Company contributions to the Plan totaled $58,000 in 2001, $69,000 in 2000 and $54,000 in 1999.

13.   FINANCIAL INSTRUMENTS

       The carrying values of cash, cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. Substantially all of the Company's long-term debt obligations, except for the convertible subordinated notes to the former shareholders of C'treat and to related parties, have variable rates and cost approximates fair value at September 30, 2001. The convertible subordinated notes do not have a ready market and cost is assumed to approximate fair value. The aggregate carrying value of these notes is $3,250,000 at September 30, 2001, with interest rates ranging from 11.00% to 13.00% and maturity dates in October 2002.

14.   SEGMENT INFORMATION

       Historically the Company's reportable segments were the five divisions the Company established as part of its 1999 Strategic Operating Plan. As described in Note 2 the Company completed the sale of three of its divisions during 2001 and is reporting these three divisions as discontinued operations. The two divisions that comprise the continuing operations are described below:

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

       The Company evaluates the performance of this division or segment based on its revenue growth prospects, operating income performance, and return on invested capital, or total assets. The accounting policies of the divisions, or reporting segments, are the same as those described in Note 1.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       The following table summarizes the Company's continuing operations, which are comprised of its Specialty Products Division, Pure Water Division and corporate.

                                            SPECIALTY      PURE
                                            PRODUCTS      WATER
                                            DIVISION     DIVISION    CORPORATE     TOTAL
                                            ---------    --------    ---------    --------
                                                            (In thousands)
2001
Net sales from external customers           $ 65,222     $ 19,027     $   286     $ 84,535
Intersegment net sales                            45           --         (45)          --
Special charges                                   --           --       2,560        2,560
Depreciation and amortization expense          1,549          366       1,750        3,665
Segment operating income (loss)                5,732        1,726      (4,985)       2,473
Segment assets                                55,844       16,889       1,075       73,808
Expenditures for fixed assets, net               390           91         (20)         461
                                            --------     --------     -------     --------
2000
Net sales from external customers           $ 64,738     $ 17,785                 $ 82,523
Intersegment net sales                            37           --     $   (37)          --
Depreciation and amortization expense          1,542          354         676        2,572
Segment operating income (loss)                6,957        2,246      (3,650)       5,553
Segment assets                                57,008       17,208       3,691       77,907
Expenditures for fixed assets, net               233           91          27          351
                                            --------     --------     -------     --------
1999
Net sales from external customers           $ 58,117     $ 17,122                 $ 75,239
Intersegment net sales                            71           --     $   (71)          --
Special charges                                   --          107         456          563
Depreciation and amortization expense          1,472          288       1,204        2,964
Segment operating income (loss)                6,793        2,229      (4,066)       4,956
Segment assets                                61,368       14,432       2,255       78,055
Expenditures for fixed assets, net               387          130         172          689

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       A reconciliation of the reportable segments' operating income to consolidated income (loss) before income taxes follows:

                                                      2001      2000      1999
                                                    --------   -------   -------
                                                           (In thousands)
Total operating income for reportable segments,
  including corporate                               $  2,473   $ 5,553   $ 4,956
Interest expense                                      (5,043)   (5,046)   (5,297)
Amortization of loan fees                             (1,386)     (401)     (305)
Other items-net                                         (309)       11        84
                                                    --------   -------   -------
                                                    $ (4,265)  $   117   $  (562)
                                                    ========   =======   =======

       A reconciliation of the reportable segments' assets to consolidated assets at September 30 follows:

                                                   2001       2000       1999
                                                 --------   --------   --------
                                                         (In thousands)
Segment assets, including corporate              $ 73,808   $ 77,907   $ 78,055
Net assets of discontinued operations               1,500     33,023     56,700
                                                 --------   --------   --------
Consolidated assets                              $ 75,308   $110,930   $134,755
                                                 ========   ========   ========

       Net sales are reflected in the country from which the sales are made. Information with regard to revenues and long-lived assets by geographic areas follows:

                                                   UNITED      OTHER
                                                   STATES    COUNTRIES    TOTAL
                                                  --------   ---------   --------
                                                          (In thousands)
2001
Net sales                                         $ 68,019   $ 16,516    $ 84,535
Long-lived assets                                   27,492     11,640      39,132
2000
Net sales                                           65,377     17,146      82,523
Long-lived assets                                   29,918     13,441      43,359
1999
Net sales                                           57,451     17,788      75,239
Long-lived assets                                   29,298     16,036      45,334

       The Company did not derive more than 10% of its net sales from any individual customer during any of the three years ended September 30, 2001.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

15.   SUPPLEMENTAL CASH FLOW DATA

       Supplemental cash flow data is as follows:

                                                       2001      2000     1999
                                                      -------   ------   ------
                                                           (In thousands)
Interest paid                                         $ 5,024   $5,090   $4,893
Income taxes paid                                         109      195      107
Common Stock issued in connection with purchases of
  subsidiaries                                             --    1,000       --

16.   CONTINGENCIES

       The Company is subject to various lawsuits, claims and proceedings that arise in the ordinary course of business. The Company accrues the cost associated with legal matters when they become probable and reasonable estimable. Management believes that any ultimate liability with respect to these actions, in excess of the amount provided, will not materially affect the Company's operations, cash flows or consolidated financial position.

17.   QUARTERLY OPERATING RESULTS (UNAUDITED)

       The following is a summary of unaudited quarterly results of operations for the years ended September 30, 2001 and 2000.

                                        YEAR ENDED SEPTEMBER 30, 2001
                              --------------------------------------------------
                                                QUARTER ENDED
                              DECEMBER 31    MARCH 31    JUNE 30    SEPTEMBER 30
                              -----------    --------    -------    ------------
                                    (In thousands, except per share data)
Net sales                      $ 16,836      $ 20,623    $21,914      $25,162
Gross profit                      4,089         5,088      5,806        6,223
Income (loss) from
  continuing operations          (1,245)         (981)        80       (2,131)
Discontinued operations:
  Loss from operations             (303)         (480)      (428)         (14)
  Loss on disposal               (3,891)      (13,584)        --           --
                               --------      --------    -------      -------
Net loss                       $ (5,439)     $(15,045)   $  (348)     $(2,145)
                               ========      ========    =======      =======
Per share amounts -- basic
  and assuming dilution:
  Continuing operations        $  (0.06)     $  (0.05)   $  0.00      $ (0.11)
  Discontinued operations         (0.21)        (0.72)     (0.02)       (0.00)
                               --------      --------    -------      -------
                               $  (0.27)     $  (0.77)   $ (0.02)     $ (0.11)
                               ========      ========    =======      =======

       The quarter ended September 30, 2001 includes a special charge of $2,560,000 related to the closure of the corporate office.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                         YEAR ENDED SEPTEMBER 30, 2000
                               --------------------------------------------------
                                                 QUARTER ENDED
                               DECEMBER 31    MARCH 31    JUNE 30    SEPTEMBER 30
                               -----------    --------    -------    ------------
                                     (In thousands, except per share data)
Net sales                       $ 20,634      $20,118     $21,379      $ 20,392
Gross profit                       5,770        5,499       5,754         5,658
Income (loss) from continuing
  operations                         318         (159)       (196)         (232)
Discontinued operations:
  Income (loss) from
     operations                    1,134       (1,169)       (144)      (21,757)
  Loss on disposal                    --           --          --       (16,151)
                                --------      -------     -------      --------
Net income (loss)               $  1,452      $(1,328)    $  (340)     $(38,140)
                                ========      =======     =======      ========
Per share amounts -- basic
  and assuming dilution:
  Continuing operations         $   0.02      $ (0.01)    $ (0.01)     $  (0.01)
  Discontinued operations           0.06        (0.06)      (0.01)        (1.93)
                                --------      -------     -------      --------
                                $   0.08      $ (0.07)    $ (0.02)     $  (1.94)
                                ========      =======     =======      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information required by this item is located in Waterlink's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of Waterlink's fiscal year ended September 30, 2001 and is incorporated herein by reference thereto.

ITEM 11.   EXECUTIVE COMPENSATION.

       Information required by this item is located in Waterlink's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of Waterlink's fiscal year ended September 30, 2001 and is incorporated herein by reference thereto.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this item is located in Waterlink's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of Waterlink's fiscal year ended September 30, 2001 and is incorporated herein by reference thereto.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

       The following report and consolidated financial statements of Waterlink, Inc. and Subsidiaries are included in Item 8, Part II of this report:

       Report of Independent Auditors

       Consolidated Balance Sheets at September 30, 2001 and 2000

       Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999

       Consolidated Statements of Shareholders' Equity for the years ended September 30, 2001, 2000 and 1999

       Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999

       Notes to Consolidated Financial Statements

(a) 2. FINANCIAL STATEMENT SCHEDULES

       Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Financial Statements or notes thereto.

(b)    REPORTS ON FORM 8-K

       (i) On August 9, 2001 Waterlink filed a Current Report on Form 8-K reporting under Item 5 the issuance of an earnings press release on August 7, 2001 and including under Item 7(c) a copy of the press release.

       (ii) On November 2, 2001 Waterlink filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release concerning management changes on November 1, 2001 and including under Item 7(c) a copy of the press release.

(c)    EXHIBITS

       The exhibits are set forth on the attached Exhibit Index which is incorporated by reference. Exhibits are included only in the copies of this Form 10-K filed with the Securities and Exchange Commission.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Waterlink, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WATERLINK, INC.

                                         By: /s/ William W. Vogelhuber
                                          --------------------------------------
                                         Its President and Chief Executive
                                         Officer

Date: January 18, 2002

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Robert P. Pinkas                           /s/ Kenneth Ch'uan-k'ai Leung
-------------------------------------------    -------------------------------------------
Robert P. Pinkas,                              Kenneth Ch'uan-k'ai Leung,
Director and Chairman of the Board             Director
Date: January 18, 2002                         Date: January 18, 2002

/s/ Dr. R. Gary Bridge                         /s/ William W. Vogelhuber
-------------------------------------------    -------------------------------------------
Dr. R. Gary Bridge,                            William W. Vogelhuber,
Director                                       Director, President and Chief Executive
Date: January 18, 2002                         Officer
                                               Date: January 18, 2002

/s/ B. Bruce Cummings                          /s/ Donald A. Weidig
-------------------------------------------    -------------------------------------------
B. Bruce Cummings,                             Donald A. Weidig,
Director                                       Chief Financial Officer
Date: January 18, 2002                         (and principal accounting officer)
                                               Date: January 18, 2002

/s/ Peter G. Kleinhenz
-------------------------------------------
Peter G. Kleinhenz,
Director
Date: January 18, 2002

                               INDEX TO EXHIBITS

EXHIBIT                           EXHIBIT DESCRIPTION
-------                           -------------------
  * 3.1       Form of Fifth Amended and Restated Certificate of
              Incorporation of Waterlink (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041).
  * 3.2       Form of Amended and Restated By-Laws of Waterlink (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041).
  * 4.1       Form of Rights Agreement, dated as of May 23, 1997, between
              Waterlink and American Stock Transfer & Trust Company (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No.
              1-13041).
  * 4.2       Amended and Restated Registration Rights Agreement, dated as of March 6, 1997, by and among Waterlink, Brantley Venture
              Partners III, L.P., Theodore F. Savastano, River Cities
              Capital Fund Limited Partnership, IPP95, L.P., Environmental
              Opportunities Fund, L.P., Environmental Opportunities Fund
              (Cayman), L.P., Brantley Capital Corporation and National
              City Capital Corporation (filed as an exhibit to Waterlink's
              Registration Statement on Form S-1, filed April 16, 1997,
              Registration No. 333-25249).
  *10.1       Common Stock Warrant Agreement, dated as of February 19,
              1997, between Waterlink and Bank of America Illinois (filed as an exhibit to Waterlink's Registration Statement on Form
              S-1, filed April 16, 1997, Registration No. 333-25249).
  *10.2       Waterlink's 1995 Stock Option Plan (filed as an exhibit to
              Waterlink's Registration Statement on Form S-1, filed April
              16, 1997, Registration No. 333-25249).
  *10.3       Warrant Agreement, dated as of March 6, 1997, among
              Waterlink and each of the purchasers named therein, along
              with the Form of Warrant to Purchase Common Stock, attached thereto as Exhibit A (filed as an exhibit to Waterlink's
              Registration Statement on Form S-1, filed April 16, 1997,
              Registration No. 333-25249).
  *10.4       Waterlink's 1997 Omnibus Incentive Plan (filed as an exhibit to Waterlink's Amendment No. 1 to Registration Statement on
              Form S-1, filed May 23, 1997, Registration No. 333-25249).
  *10.5       Waterlink's Employee Stock Purchase Plan (filed as an
              exhibit to Waterlink's Registration Statement on Form S-1, filed April 16, 1997, Registration No. 333-25249).
  *10.6       First Amendment, dated as of June 23, 1997, to Waterlink's
              Employee Stock Purchase Plan (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041).
  *10.7       Credit Agreement, dated as of June 27, 1997, among
              Waterlink, Bank of America National Trust & Savings
              Association (successor by merger to Bank of America
              Illinois), as agent, and for other financial institutions
              party thereto (filed as an exhibit to Waterlink's Quarterly
              Report on Form 10-Q for the quarterly period ended June 30,
              1997, File No. 1-13041).
  *10.8       Waterlink's 1997 Non-Employee Director Stock Option Plan
              (filed as an exhibit to Waterlink's Registration Statement on Form S-1, filed April 16, 1997, Registration No.
              333-25249).
  *10.9       Stock Purchase Agreement between Waterlink, Inc., and
              Anglian Water Services Limited dated as of March 25, 1998
              (filed as an exhibit to Waterlink's Current Report on Form
              8-K, filed April 9, 1998, File No. 1-13041).

EXHIBIT                           EXHIBIT DESCRIPTION
-------                           -------------------
  *10.10      Amended and Restated Credit Agreement, dated as of June 27,
              1997 and amended and restated as of May 19, 1998, among
              Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, Letter of Credit Issuing
              Bank, and Swing Line Bank, and the other financial
              institutions party hereto (filed as an exhibit to
              Waterlink's Current Report on Form 8-K, filed June 19, 1998,
              File No. 1-13041).
  *10.11      Executive Employment Agreement, dated June 8, 1998, between
              Waterlink and T. Scott King (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, File No. 1-13041).
  *10.12      Third Amendment, dated as of September 29, 1998, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party thereto (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, File No. 1-13041).
  *10.13      Fourth Amendment, dated as of February 25, 1999, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party thereto (filed as an exhibit to
              Waterlink's registration statement on Form S-1 filed on
              August 11, 1999, registration number 333-84985).
  *10.14      Fifth Amendment, dated as of June 29, 1999, to Amended and
              Restated Credit Agreement, dated as of May 19, 1998, among
              Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party thereto (filed as an exhibit to
              Waterlink's registration statement on Form S-1 filed on
              August 11, 1999, registration number 333-84985).
  *10.15      Agreement dated as of April 15, 1999, among Waterlink, Inc.
              and each of the current holders of warrants issued pursuant to that certain Warrant Agreement dated as of March 6, 1997
              (filed as an exhibit to Waterlink's registration statement on Form S-1 filed on August 11, 1999, registration number
              333-84985).
  *10.16      Warrant Agreement dated as of July 9, 1999 among Waterlink and each of the Warrantholders party thereto (filed as an
              exhibit to Waterlink's amendment no. 1 to registration
              statement on Form S-1 filed on September 23, 1999,
              registration number 333-84985).
  *10.17      Sixth Amendment, dated as of September 30, 1999, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and the other financial
              institutions party (filed as an exhibit to Waterlink's
              Annual Report on Form 10-K for the fiscal year ended
              September 30, 1999, File No. 1-13041).
  *10.18      Form of securities purchase agreement between Waterlink and certain institutional investors in connection with offering up to 6,300,000 shares of common stock, dated October 1,
              1999 (filed as an exhibit to Waterlink's Annual Report on
              Form 10-K for the fiscal year ended September 30, 1999, File
              No. 1-13041).
  *10.19      Agreement dated October 25, 1999, between Waterlink and
              Theodore F. Savastano (filed as an exhibit to Waterlink's
              Annual Report on Form 10-K for the fiscal year ended
              September 30, 1999, File No. 1-13041).
  *10.20      Executive Employment Agreement, dated January 20, 2000,
              between Waterlink and Mark E. Brody (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 1-13041).

EXHIBIT                           EXHIBIT DESCRIPTION
-------                           -------------------
  *10.21      Amendment to Executive Employment Agreement, dated as of
              January 20, 2000, between Waterlink and T. Scott King (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No.
              1-13041).
  *10.22      Amended and Restated Credit Agreement, dated as of June 27,
              1997 and amended and restated as of February 11, 2000, among
              Waterlink, Inc. and Bank of America, NA, as agent, and the other financial institutions party hereto (filed as an
              exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 1-13041).
  *10.23      Eighth Amendment, dated as of May 2, 2000, to Amended and
              Restated Credit Agreement, dated as of February 11, 2000,
              among Waterlink, Inc. and Bank of America, NA, as agent, and the other financial institutions party hereto (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 1-13041).
  *10.24      Warrant Agreement dated January 20, 2000 between Waterlink,
              Inc. and CID Equity Partners V, L.P. (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, File No. 1-13041).
  *10.25      Amendment to Executive Employment Agreement, dated as of May
              19, 2000, between Waterlink and Mark E. Brody (filed as an exhibit to Waterlink's Annual Report on Form 10-K for the
              fiscal year ended September 30, 2000, File No. 1-13041).
  *10.26      Amendment to Executive Employment Agreement, dated as of May
              21, 2000, between Waterlink and T. Scott King (filed as an exhibit to Waterlink's Annual Report on Form 10-K for the
              fiscal year ended September 30, 2000, File No. 1-13041).
  *10.27      Ninth Amendment, dated as of September 28, 2000, to Amended and Restated Credit Agreement, dated as of February 11,
              2000, among Waterlink, Inc. and Bank of America, NA, as
              agent, and the other financial institutions party hereto
              (filed as an exhibit to Waterlink's Annual Report on Form
              10-K for the fiscal year ended September 30, 2000, File No.
              1-13041).
  *10.28      Tenth Amendment, dated as of December 29, 2000, to Amended and Restated Credit Agreement, dated as of February 11,
              2000, among Waterlink, Inc. and Bank of America, N.A., as
              agent, and the other financial institutions party thereto
              (filed as an exhibit to Waterlink's Quarterly Report on Form
              10-Q for the quarterly period ended December 31, 2000, File
              No. 1-13041).
  *10.29      Warrant Agreement dated as of January 18, 2001 among
              Waterlink, Inc., Brantley Venture Partners III, L.P., and
              CID Equity Capital V, L.P. (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, File No. 1-13041).
  *10.30      13% Subordinated Note dated as of January 18, 2001, in the amount of $500,000, from Waterlink, Inc. to Brantley Venture
              Partners III, L.P. (filed as an exhibit to Waterlink's
              Quarterly Report on Form 10-Q for the quarterly period ended
              December 31, 2000, File No. 1-13041).
  *10.31      13% Subordinated Note dated as of January 18, 2001, in the amount of $500,000, from Waterlink, Inc. to CID Equity
              Capital V, L.P. (filed as an exhibit to Waterlink's
              Quarterly Report on Form 10-Q for the quarterly period ended
              December 31, 2000, File No. 1-13041).

EXHIBIT                           EXHIBIT DESCRIPTION
-------                           -------------------
  *10.32      Eleventh Amendment and Waiver to Amended and Restated Credit
              Agreement, dated as of May 14, 2001, among Waterlink, Inc.
              and Bank of America, N.A., as agent, and the other financial institutions party thereto (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, File No. 1-13041).
   10.33      Twelfth Amendment and Waiver to Amended and Restated Credit
              Agreement, dated as of September 30, 2001, among Waterlink,
              Inc. and Bank of America, N.A., as agent, and the other
              financial institutions party thereto.
   10.34      Thirteenth Amendment and Waiver to Amended and Restated
              Credit Agreement, dated as of December 20, 2001, among
              Waterlink, Inc. and Bank of America, N.A., as agent, and the other financial institutions party thereto.
   10.35      Fourteenth Amendment to Amended and Restated Credit
              Agreement, dated as of January 15, 2002, among Waterlink,
              Inc. and Bank of America, N.A., as agent, and the other
              financial institutions party thereto.
   21.1       List of Subsidiaries of Waterlink.
   23.1       Consent of Ernst & Young LLP.

---------------

* Incorporated herein by reference as indicated.