Form 10-Q
period 2001-12-31
WATERLINK INC
filed 2002-02-14
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2001
                                                        or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from                 to

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

                            835 North Cassady Avenue
                              Columbus, Ohio 43219
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                        ---------------------------------

                                  614-258-9501
              (Registrant's Telephone Number, Including Area Code)

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

Common Stock, $.001 par value -19,659,694 shares outstanding as of January 31, 2002

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2001 and
         December 31, 2001                                                 3 - 4

         Consolidated statements of operations - Three months
         ended December 31, 2000 and 2001                                      5

         Consolidated statements of cash flows - Three months
         ended December 31, 2000 and 2001                                      6

         Notes to consolidated financial statements                       7 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    17

Signatures                                                                    18

                               PART I, ITEM I - FINANCIAL STATEMENTS

                                  WATERLINK, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS-UNAUDITED


                                                                   September 30,        December 31,
                                                                        2001                2001
                                                                   -------------        ------------
ASSETS                                                                       (In thousands)
Current assets:
  Cash and cash equivalents                                         $    1,327           $      693
  Trade accounts receivable, net                                        14,663               12,831
  Inventories                                                           12,308               13,038
  Costs in excess of billings                                            5,363                5,045
  Other current assets                                                   1,015                1,340
  Net assets of discontinued operations                                  1,500                1,500
                                                                    ----------           ----------
Total current assets                                                    36,176               34,447

Property, plant and equipment, at cost:
  Land, buildings and improvements                                       1,583                1,580
  Machinery and equipment                                                6,235                6,312
  Office equipment                                                       1,225                1,243
                                                                    ----------           ----------
                                                                         9,043                9,135
  Less accumulated depreciation                                          3,187                3,425
                                                                    ----------           ----------
                                                                         5,856                5,710

Other assets:
  Goodwill, net                                                         32,561               32,225
  Other assets                                                             715                  576
                                                                    ----------           ----------
                                                                        33,276               32,801
                                                                    ----------           ----------
Total assets                                                        $   75,308           $   72,958
                                                                    ==========           ==========















                 See notes to consolidated financial statements

                               PART I, ITEM I - FINANCIAL STATEMENTS

                                  WATERLINK, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)


                                                                 September 30,          December 31,
                                                                      2001                  2001
                                                                 -------------          ------------
                                                                             (In thousands,
LIABILITIES AND SHAREHOLDERS' EQUITY                                      except share data)
Current liabilities:
  Trade accounts payable                                           $  7,599                $  7,075
  Accrued expenses                                                    9,389                   8,591
  Billings in excess of cost                                            549                     273
  Accrued income taxes                                                  217                     175
  Current portion of long-term debt                                  51,936                  52,191
                                                                   --------                --------
Total current liabilities                                            69,690                  68,305

Accrued pension costs                                                 1,418                   1,418

Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                            --                      --
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 19,659,694 shares
    at September 30, 2001 and December 31, 2001                          20                      20
  Additional paid-in capital                                         92,174                  92,174
  Accumulated other comprehensive loss                               (5,141)                 (5,368)
  Accumulated deficit                                               (82,853)                (83,591)
                                                                   --------                --------
Total shareholders' equity                                            4,200                   3,235
                                                                   --------                --------
Total liabilities and shareholders' equity                         $ 75,308                $ 72,958
                                                                   ========                ========

















                 See notes to consolidated financial statements

                               PART I, ITEM I - FINANCIAL STATEMENTS

                                  WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED


                                                                                Three Months Ended
                                                                                   December 31,
                                                                          2000                      2001
                                                                     -------------              -----------
                                                                                  (In thousands,
                                                                             except per share data)
Net sales                                                             $   16,835                $   18,409
Cost of sales                                                             12,746                    13,746
                                                                      ----------                ----------
Gross profit                                                               4,089                     4,663

Selling, general and
  administrative expenses                                                  3,665                     3,712
Amortization                                                                 219                       216
                                                                      ----------                ----------
Operating income                                                             205                       735

Other expense:
  Interest expense                                                        (1,287)                   (1,187)
  Amortization of loan fees                                                 (115)                     (259)
  Other items-net                                                            (48)                      (24)
                                                                      ----------                ----------
Loss before income taxes                                                  (1,245)                     (735)
Income taxes                                                                --                           3
                                                                      ----------                ----------
Loss from continuing operations                                           (1,245)                     (738)

 Discontinued operations:
   Loss from operations                                                     (302)                     --
   Loss on disposal                                                       (3,891)                     --
                                                                      ----------                ----------

Net loss                                                              $   (5,438)               $     (738)
                                                                      ==========                ==========

Per share data:
  Basic and assuming dilution:
    Continuing operations                                             $    (0.06)               $    (0.04)
    Discontinued operations                                                (0.22)                     --
                                                                      ----------                ----------
                                                                      $    (0.28)               $    (0.04)
                                                                      ==========                ==========

Weighted average common shares outstanding-
  Basic and assuming dilution                                             19,660                    19,660









                 See notes to consolidated financial statements

                               PART I, ITEM I - FINANCIAL STATEMENTS

                                  WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED


                                                                               Three Months Ended
                                                                                   December 31,
                                                                            2000                  2001
                                                                       -------------          -----------
                                                                                  (In thousands)
OPERATING ACTIVITIES
Loss from continuing operations                                       $   (1,245)             $     (738)
Adjustments to reconcile loss from
  from continuing operations to net cash
  used by operating activities:
    Depreciation                                                             275                     261
    Amortization                                                             334                     475
    Changes in working capital:
      Accounts receivable                                                    658                   1,697
      Inventories                                                         (1,405)                   (746)
      Costs in excess of billings                                             84                     311
      Other assets                                                           109                    (346)
      Accounts payable                                                      (468)                   (499)
      Accrued expenses                                                       (28)                   (899)
      Billings in excess of cost                                           1,295                    (274)
      Accrued income taxes                                                  (140)                    (42)
                                                                      ----------              ----------
Net cash used by operating activities                                       (531)                   (800)


INVESTING ACTIVITIES
Purchases of equipment                                                      (106)                   (135)
Proceeds from sale of subsidiaries                                          --                        66
                                                                      ----------              ----------
Net cash used by investing activities                                       (106)                    (69)


FINANCING ACTIVITIES
Proceeds from bank borrowings                                                800                     422
Payments on long-term borrowings                                             (97)                   (167)
                                                                      ----------              ----------
Net cash provided by financing activities                                    703                     255

Effect of exchange rate changes on cash                                      (96)                    (20)
                                                                      ----------              ----------
Cash flows provided used by continuing operations                            (30)                   (634)
Cash flows used by discontinued operations                                  (340)                   --
                                                                      ----------              ----------
Decreases in cash and cash equivalents                                      (370)                   (634)
Cash and cash equivalents at beginning of period                           3,067                   1,327
                                                                      ----------              ----------
Cash and cash equivalents at end of period                            $    2,697              $      693
                                                                      ==========              ==========





                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                (INFORMATION AS OF DECEMBER 31, 2001 AND FOR THE
                   THREE-MONTH PERIODS ENDED DECEMBER 31, 2000
                             AND 2001 IS UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

2.        GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2001 the Company has a working capital deficiency of $33,858,000, which raises substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

3.        DISCONTINUED OPERATIONS

During the fiscal year ended September 30, 2001, the Company sold three of its five operating divisions. The sale of the Biological Wastewater Treatment Division was completed in December 2000, the sale of the Separations Division was completed on February 28, 2001, and the European Water and Wastewater Division was sold in a series of transactions during the fourth quarter of fiscal 2001. Accordingly, the results of operations for these three Divisions have been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented.

The Company allocates interest expense to its discontinued operations based on the net proceeds from the sale of its assets. The amount of interest allocated included in the operating loss from discontinued operations for the three months ended December 31, 2000 was $615,000. The loss from discontinued operations for the three months ended December 31, 2000 is presented below (in thousands):



               Net sales                        $ 17,435
               Operating loss                       (302)
               Income tax expense                   --
                                                --------
               Loss from operations                 (302)
               Loss on disposal                   (3,891)
                                                --------
                                                $ (4,193)
                                                ========


There was no activity with regard to discontinued operations included in the statement of operations for the three months ended December 31, 2001. The net assets of discontinued operations shown as a current asset on the consolidated balance sheets at September 30, 2001 and December 31, 2001 is based on the timing and the amount of anticipated remaining net proceeds related to the sale of the assets of the Separations and European Water and Wastewater Divisions.

4.         INVENTORIES

Inventories consisted of the following (in thousands):

                                                           September 30,     December 31,
                                                               2001             2001
                                                           ------------------------------

               Raw materials and supplies                  $    6,502       $    7,604
               Work in process                                    270              469
               Finished goods                                   5,536            4,965
                                                           ---------------------------
                                                           $   12,308       $   13,038
                                                           ===========================

5.        CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (in thousands):

                                                                           September 30,     December 31,
                                                                                2001             2001
                                                                         -------------------------------

         Contract costs incurred to date                                  $   30,162        $   21,431
         Estimated profits                                                    14,018            10,416
                                                                          ----------------------------
         Contract revenue earned to date                                      44,180            31,847
         Less billings to date                                                39,366            27,075
                                                                          ----------------------------
         Costs and estimated earnings in excess of billings, net          $    4,814        $    4,772
                                                                          ============================

The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                                                           September 30,     December 31,
                                                                                2001             2001
                                                                         -------------------------------

         Costs in excess of billings                                       $    5,363        $    5,045
         Billings in excess of cost                                              (549)             (273)
                                                                           ----------------------------
                                                                           $    4,814        $    4,772
                                                                           ============================


6.               LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

                                                                             September 30,      December 31,
                                                                                  2001               2001
                                                                            --------------------------------
         Long-term debt:
           Revolving credit facility with a group of banks                    $   35,513        $   35,935
           Term note payable to a group of banks                                  13,167            13,002
           Other notes payable to various parties                                      6                 4
         Convertible subordinated notes payable to
           related parties                                                         1,000             1,000
         Convertible subordinated notes payable to former
           shareholders of C'treat                                                 2,250             2,250
                                                                              ----------------------------
                                                                                  51,936            52,191
         Less current maturities                                                  51,936            52,191
                                                                              ----------------------------
                                                                              $     --          $   --
                                                                              ============================

The Company's Senior Credit Facility is with Bank of America National Trust & Savings Association as agent, with five other participating banks. Effective as of January 15, 2002, the Company entered into an amendment to its Senior Credit Facility that extended the maturity date of the facility from January 15, 2002 to October 1, 2002, assuming the Company maintains a certain level of earnings before interest, taxes, depreciation and amortization, and maintains certain balance sheet ratios through September 30, 2002. Under Waterlink's senior credit facility, the final maturity date for Waterlink's payment obligations changes from October 1, 2002 to May 31, 2002 unless on or before May 31, 2002 Waterlink has entered into a definitive agreement to sell Waterlink's Pure Water Division, which must contain terms approved by the senior bank group.

Concurrent with the amendment to the Senior Credit Facility, the maturity dates of all Convertible subordinated notes payable were extended until October 15, 2002.


7.           SEGMENT INFORMATION

The two divisions that comprise the Company's continuing operations are the Specialty Products Division and the Pure Water Division. The following table summarizes the Company's continuing operations by these two divisions, or segments, and corporate (in thousands):

                                         Specialty        Pure
                                          Products        Water
                                          Division       Division       Corporate        Total
--------------------------------------------------------------------------------------------------
 Three months ended December 31, 2001
 Net sales from external customers         $14,875        $ 3,534        $  --           $18,409
 Intersegment net sales                          5              1             (6)           --
 Segment operating income (loss)               887            134           (286)            735
---------------------------------------------------------------------------------------------------
 Three months ended December 31, 2000
 Net sales from external customers         $13,313        $ 3,522        $  --           $16,835
 Intersegment net sales                       --             --             --              --
 Segment operating income (loss)               683             70           (548)            205

A reconciliation of the reportable segments' operating income to consolidated loss before income taxes follows (in thousands):

                                                          Three Months Ended
                                                              December 31,
                                                         2000             2001
                                                      -----------------------------
Total operating income for reportable segments,
    including corporate                               $    205           $    735
Interest expense                                        (1,287)            (1,187)
Amortization of loan fees                                 (115)              (259)
Other items-net                                            (48)               (24)
                                                      ---------------------------
                                                      $ (1,245)          $   (735)
                                                      ============================

  PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        WATERLINK, INC. AND SUBSIDIARIES

OVERVIEW

         Waterlink is an international provider of integrated water and air purification solutions for both industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994. The continuing operations of Waterlink are comprised of the specialty products division and the pure water division.

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

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of December 31, 2001, Waterlink's total backlog from continuing operations was approximately $21.0 million, consisting of $7.7 million of written purchase orders for capital goods equipment and $13.3 million of firm commitments to purchase recurring revenue products, principally from our specialty products division. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:



                                                                             Three Months Ended
                                                                                  December 31,
                                                                         2000                     2001
                                                                     ------------             -----------
Net sales                                                                 100.0 %                 100.0 %
Cost of sales                                                              75.7                    74.7
                                                                       --------                --------
Gross profit                                                               24.3                    25.3

Selling, general and administrative expenses                               21.8                    20.1
Amortization                                                                1.3                     1.2
                                                                       --------                --------
Operating income                                                            1.2                     4.0

Other expense:
     Interest expense                                                      (7.6)                   (6.5)
     Amortization of loan fees                                             (0.7)                   (1.4)
     Other items - net                                                     (0.3)                   (0.1)
                                                                       --------                --------
Loss before income taxes                                                   (7.4)                   (4.0)
Income taxes                                                               --                       0.0
                                                                       --------                --------
Loss from continuing operations                                            (7.4)                   (4.0)

Discontinued operations:
     Loss from operations                                                  (1.8)                     --
     Loss from disposal                                                   (23.1)                     --
                                                                       --------                --------

Net loss                                                                  (32.3)%                  (4.0) %
                                                                        =======                 ========









Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Net Sales: Net sales for the three months ended December 31, 2001 were $18,409,000, an increase of $1,574,000, or 9.4%, from the $16,835,000 in net sales reported in the comparable prior period. The entire sales increase was realized at the specialty products division, based on what Waterlink believes to be a more normal level of carbon sales in the current year quarter.

Gross Profit: Gross profit for the three months ended December 31, 2001 was $4,663,000, an increase of $574,000 from the comparable prior period. The increase was primarily the result of the increase in net sales. Gross margin was 25.3% for the three months ended December 31, 2001 as compared to 24.3% for the comparable prior period. The increase in the gross margin was primarily due to a better sales mix at the specialty products division in the current year.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended December 31, 2001 were $3,712,000, an increase of $47,000 from the comparable prior period. Selling, general and administrative expenses as a percentage of net sales were 20.1% for the three months ended December 31, 2001 as compared to 21.8% for the comparable prior period. This decrease reflects the higher sales base in the current year.

Amortization: Amortization expense for the three months ended December 31, 2001 was $216,000 compared to $219,000 during the comparable prior period.

Interest Expense: Interest expense for the three months ended December 31, 2001 was $1,187,000, a decrease of $100,000 from the comparable prior period, primarily due to reductions in interest rates since the end of the first quarter of last fiscal year.

Amortization of Loan Fees: Amortization of loan fees for the three months ended December 31, 2001 was $259,000, an increase of $144,000 from the comparable prior period. This increase is due to the amendment fee incurred in connection with an amendment to our senior credit facility effective October 1, 2001 being amortized through January 15, 2002, the maturity date of the senior credit facility defined in such amendment. Effective January 15, 2002, the maturity date of the senior credit facility was further extended until October 1, 2002, subject to acceleration if certain events do not occur.


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

         For the three months ended December 31, 2001, net cash used by operating activities was $800,000. In addition, purchases of equipment totaled $135,000 during the three-month period. Borrowings available under our senior credit facilities and cash balances at the beginning of the period funded the operating and investing activities during the current quarter.


Credit Availability

         As of December 31, 2001, Waterlink's credit facilities were comprised of (1) a $48,957,000 domestic facility with Bank of America National Trust & Savings Association as agent, which expires on October 1, 2002 and (2) a $500,000 facility within our overseas subsidiaries. The credit facilities are utilized to primarily fund operating activities of Waterlink.

         Effective as of January 15, 2002 Waterlink entered into an amendment to our senior credit facility that extended the maturity date of the senior credit facility from January 15, 2002 to October 1, 2002, assuming Waterlink maintains a certain level of earnings before interest, taxes, depreciation and amortization, and maintains certain balance sheet ratios through September 30, 2002. Without an amendment to our senior credit facility that would further extend the maturity date, an infusion of additional capital, or the sale of significant assets, Waterlink will not be able to meet its scheduled obligations under the senior credit facility. No assurance can be given as to whether a satisfactory further amendment to the senior credit facility will be obtained from our senior bank group. If we are unable to negotiate such further amendment to the senior credit facility, then Waterlink would be in default at that time under the terms of the credit agreement. If there is such an event of default the lenders could declare that all borrowings under the credit agreement are then immediately due and payable. In addition, under Waterlink's senior credit facility, the final maturity date for Waterlink's payment obligations changes from October 1, 2002 to May 31, 2002 unless on or before May 31, 2002 Waterlink has entered into a definitive agreement to sell Waterlink's pure water division, which agreement must contain terms approved by the senior bank group. If Waterlink has not entered into an approved agreement to sell Waterlink's pure water division on or before May 31, 2002, all borrowings under the senior credit facility will become immediately due and payable. Since in either of these instances we would be unable to pay these amounts the lenders could proceed to foreclose on their security interest, which comprises substantially all of our assets. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

         Waterlink had virtually no additional borrowing capacity at December 31, 2001 under the senior credit facility.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

         In October 2001,the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard is effective for fiscal years beginning after December 15,2001, or as of October 1, 2002 for Waterlink. The Company is assessing whether this statement will have a significant impact on its financial statements.

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

                  -        changes in cost of labor and benefits

                  -        the cost and availability of raw materials and energy

         -        the cost of capital, including interest rate increases

         -        unanticipated litigation, claims or assessments

Readers are referred to the "Forward-Looking Statements" and "Risk Factors" sections, commencing on page 16, in Waterlink's 2001 Annual Report on Form 10-K filed on January 18, 2002, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements herein.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.1 Executive Employment Agreement, dated as of November 1, 2001, between Waterlink, Inc. and William W. Vogelhuber.

         10.2 Executive Employment Agreement, dated as of November 1, 2001, between Waterlink, Inc. and Donald A. Weidig.

         10.3 Letter agreement dated February 7, 2002 between Waterlink, Inc. and T. Scott King.

         10.4 Letter agreement dated February 7, 2002 between Waterlink, Inc. and Mark E. Brody.

         (b)      Reports on Form 8-K.

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


                                  Waterlink, Inc.
                                  (Registrant)


                                  By: /s/ William W. Vogelhuber
                                     --------------------------
                                      William W. Vogelhuber
                                      President and Chief Executive Officer


                                  By: /s/ Donald A. Weidig
                                     ---------------------
                                      Donald A. Weidig
                                      Chief Financial Officer


Dated:  February 14, 2002