Form 10-Q
period 2002-03-31
WATERLINK INC
filed 2002-05-14
CIK 1037682

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2002
                                       or
(  )  Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the transition period
      from                 to

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

Common Stock, $.001 par value -19,659,694 shares outstanding as of April 30,
2002

===============================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                                         PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2001 and
         March 31, 2002                                                                   3 - 4

         Consolidated statements of operations - Three months ended March 31,
         2001 and 2002; Six months ended
         March 31, 2001 and 2002                                                              5

         Consolidated statements of cash flows - Six months
         ended March 31, 2001 and 2002                                                        6

         Notes to consolidated financial statements                                      7 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                           11

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders                                   18

Item 6.   Exhibits and Reports on Form 8-K                                                   18

Signatures                                                                                   19

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS-UNAUDITED


                                                         September 30,  March 31,
                                                             2001        2002
                                                           -------       -------
ASSETS                                                       (In thousands)
Current assets:
  Cash and cash equivalents                                $ 1,646       $   426
  Trade accounts receivable, net                            11,987        11,416
  Inventories                                               10,443         9,507
  Costs in excess of billings                                1,648         1,971
  Other current assets                                         890         1,043
  Net assets of discontinued operations                     15,831        16,110
                                                           -------       -------
Total current assets                                        42,445        40,473

Property, plant and equipment, at cost:
  Land, buildings and improvements                           1,512         1,499
  Machinery and equipment                                    5,935         6,070
  Office equipment                                             606           606
                                                           -------       -------
                                                             8,053         8,175
  Less accumulated depreciation                              2,685         3,088
                                                           -------       -------
                                                             5,368         5,087

Other assets:
  Goodwill, net                                             24,320        23,705
  Other assets                                                 617           564
                                                           -------       -------
                                                            24,937        24,269
                                                           -------       -------
Total assets                                               $72,750       $69,829
                                                           =======       =======


                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)


                                                        September 30,  March 31,
                                                             2001        2002
                                                           --------    --------
                                                             (In thousands,
LIABILITIES AND SHAREHOLDERS' EQUITY                        except share data)
Current liabilities:
  Accounts payable-trade                                   $  6,839    $  5,284
  Accrued expenses                                            7,659       7,789
  Billings in excess of cost                                    400         433
  Accrued income taxes                                          304         236
  Current portion of long-term debt                          51,930      51,762
                                                           --------    --------
Total current liabilities                                    67,132      65,504

Accrued pension costs                                         1,418       1,418

Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                    --          --
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 19,659,694 shares
    at September 30, 2001 and March 31, 2002                     20          20
  Additional paid-in capital                                 92,174      92,174
  Accumulated other comprehensive loss                       (5,141)     (5,702)
  Accumulated deficit                                       (82,853)    (83,585)
                                                           --------    --------
Total shareholders' equity                                    4,200       2,907
                                                           --------    --------
Total liabilities and shareholders' equity                 $ 72,750    $ 69,829
                                                           ========    ========

                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                  Three Months Ended      Six Months Ended
                                                      March 31,              March 31,
                                                  2001        2002        2001       2002
                                                --------    --------    --------    --------
                                                   (In thousands, except per share data)
Net sales                                       $ 15,893    $ 16,143    $ 29,207    $ 31,023
Cost of sales                                     23,878      12,462      12,353      22,940
                                                --------    --------    --------    --------
Gross profit                                       3,431       3,790       6,267       7,145


Selling, general and
  administrative expenses                          2,680       2,461       5,219       5,057
Amortization                                         160         158         321         316
                                                --------    --------    --------    --------
Operating income                                     591       1,171         727       1,772


Other expense:
  Interest expense                                  (777)       (902)     (1,784)     (1,862)
  Amortization of financing costs                   (908)       (117)     (1,023)       (376)
  Other items-net                                    (59)        (22)        (94)        (41)
                                                --------    --------    --------    --------
Income (loss) before income taxes                 (1,153)        130      (2,174)       (507)
Income taxes                                        --             3        --             6
                                                --------    --------    --------    --------
Income (loss) from continuing operations          (1,153)        127      (2,174)       (513)

Discontinued operations:
  Loss from discontinued operations                 (308)       (120)       (835)       (219)
  Loss on disposal of discontinued operations    (13,584)       --       (17,475)       --
                                                --------    --------    --------    --------

Net income (loss)                               $(15,045)   $      7    $(20,484)   $   (732)
                                                ========    ========    ========    ========



Earnings (loss) per common share:
   Basic and assuming dilution:
     Continuing operations                      $  (0.06)   $   0.01    $  (0.11)   $  (0.03)
     Discontinued operations                       (0.71)      (0.01)      (0.93)      (0.01)
                                                --------    --------    --------    --------
                                                $  (0.77)   $   0.00    $  (1.04)   $  (0.04)
                                                ========    ========    ========    ========

Weighted average common shares outstanding:
  Basic                                           19,660      19,660      19,660      19,660
  Assuming dilution                               19,660      20,111      19,660      19,660


                 See notes to consolidated financial statements

                               PART I, ITEM I - FINANCIAL STATEMENTS

                                  WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

                                                            Six Months Ended
                                                               March 31,
                                                             2001       2002
                                                           --------    --------
                                                              (In thousands)
OPERATING ACTIVITIES
Loss from continuing operations                            $ (2,174)   $   (513)

Adjustments to reconcile loss from continuing
  operations to net cash (used)
  provided by operating activities:
    Depreciation and amortization                             1,854       1,151
    Changes in working capital:
      Accounts receivable                                      (176)        453
      Inventories                                            (1,298)        890
      Costs in excess of billings                              (552)       (341)
      Other assets                                              245         (65)
      Accounts payable                                          425      (1,449)
      Accrued expenses                                         (314)        (64)
      Billings in excess of cost                                499          37
      Accrued income taxes                                     (192)        (67)
                                                           --------    --------
Net cash (used) provided by operating activities             (1,683)         32

INVESTING ACTIVITIES
Proceeds from sale of divisions                              16,218          66
Purchases of equipment                                         (198)       (233)
                                                           --------    --------
Net cash provided (used) by investing activities             16,020        (167)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                              800         422
Proceeds from issuance of subordinated debt                   1,000        --
Payments on long-term borrowings                            (16,520)       (591)
                                                           --------    --------
Net cash used by financing activities                       (14,720)       (169)

Effect of exchange rate changes on cash                         (17)        (49)
                                                           --------    --------
Cash flows used by continuing operations                       (400)       (353)
Cash flows used in discontinued operations                   (1,091)       (867)
                                                           --------    --------
Decreases in cash and cash equivalents                       (1,491)     (1,220)
Cash and cash equivalents at beginning of period              2,907       1,646
                                                           --------    --------
Cash and cash equivalents at end of period                 $  1,416    $    426
                                                           ========    ========




                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

(INFORMATION AS OF MARCH 31, 2002 AND FOR THE THREE AND SIX-MONTH PERIODS ENDED
                      MARCH 31, 2001 AND 2002 IS UNUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

2.       DISCONTINUED OPERATIONS

During the fiscal year ended September 30, 2001, the Company sold three of its five operating Divisions. The sale of the Biological Wastewater Treatment Division was completed in December 2000, the sale of the Separations Division was completed on February 28, 2001, and the European Water and Wastewater Division was sold in a series of transactions during the fourth quarter of fiscal 2001. In addition, the Company adopted a plan during the quarter ended March 31, 2002 to sell its Pure Water Division, and announced in April 2002 that it entered into a letter of intent with regard to the sale of this Division. Although the Company expects this sale to be completed by May 31, 2002, it can give no assurance that this will occur. Accordingly, the results of operations for these four Divisions have been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented.

The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. Information regarding discontinued operations for each period is presented below (in thousands):



                                                        Three Months Ended             Six Months Ended
                                                            March 31,                      March 31,
                                                       2001            2002           2001           2002
                                                  -------------------------------------------------------------
   Net sales                                      $     17,912    $      3,342    $     38,868   $      6,871
   Operating income (loss)                                 (52)            115            (297)           243
   Allocated interest expense                             (256)           (235)           (538)          (462)
                                                  -------------------------------------------------------------
   Loss from operations                                   (308)           (120)           (835)          (219)
   Loss on disposal                                    (13,584)              -         (17,475)             -
                                                  -------------------------------------------------------------
                                                  $    (13,892)   $       (120)   $    (18,310)  $       (219)
                                                  =============================================================


The net assets of the Pure Water Division have been classified as a current asset on the consolidated balance sheets at September 30, 2001 and March 31, 2002 based on the anticipated timing and anticipated amount of net proceeds related to the sale of the assets of this Division.

3.        INVENTORIES

Inventories consisted of the following (in thousands):

                                                                           September 30,         March 31,
                                                                                2001               2002
                                                                         ---------------------------------------
         Raw materials and supplies                                           $ 5,064            $ 5,094
         Work in process                                                          166                163
         Finished goods                                                         5,213              4,250
                                                                         ---------------------------------------
                                                                              $10,443            $ 9,507
                                                                         =======================================

4.       CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (in thousands):

                                                                           September 30,         March 31,
                                                                                2001               2002
                                                                         ---------------------------------------
       Contract costs incurred to date                                        $ 23,073            $16,276
       Estimated profits                                                         9,287              6,784
                                                                       -----------------------------------------
       Contract revenue earned to date                                          32,360             23,060
       Less billings to date                                                    31,112             21,522
                                                                         ---------------------------------------
       Costs and estimated earnings in excess of billings, net                $  1,248            $ 1,538
                                                                         =======================================

The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                                                           September 30,         March 31,
                                                                                2001               2002
                                                                         ---------------------------------------
       Costs in excess of billings                                            $ 1,648             $ 1,971
       Billings in excess of cost                                                (400)               (433)
                                                                         ---------------------------------------
                                                                              $ 1,248             $ 1,538
                                                                         =======================================

5.                CAPITALIZATION

Long-term obligations consisted of the following (in thousands):

                                                                          September 30,        March 31,
                                                                              2001               2002
                                                                        --------------------------------------
   Long-term debt:
     Revolving credit facility with a group of banks                          $35,513            $35,935
     Term note payable to a group of banks                                     13,167             12,577
   Subordinated notes to related parties                                        1,000              1,000
   Convertible subordinated notes payable to former
     shareholders of C'treat                                                    2,250              2,250
                                                                        --------------------------------------
                                                                               51,930             51,762
   Less current maturities                                                     51,930             51,762
                                                                        --------------------------------------
                                                                              $     -            $     -
                                                                        ======================================


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

The comprehensive loss for the three months ended March 31, 2001 and 2002 was $10,652,000 and $327,000, respectively. Comprehensive loss for the six months ended March 31, 2001 and 2002 was $15,329,000 and $1,293,000, respectively. The only significant component of comprehensive loss, other than net income or loss, is the effect of foreign currency translation adjustments.

6.       SEGMENT INFORMATION

Historically the Company's reportable segments were its five operating Divisions. As described in Note 2 the only Division remaining within the Company's continuing operations is the Specialty Products Division. Accordingly, Waterlink now has only one reportable segment for all periods presented.


7.       GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2002 the Company has a working capital deficiency of $25,031,000, which raises substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to negotiate with its senior lenders repayment terms that the Company can satisfy by the sale of assets in accordance with its strategic alternative process, its ability to successfully implement the strategic alternative process, and the ability to generate sufficient cash flows to operate its business.


8.       EARNINGS PER SHARE

The following table sets forth the computation of weighted average common shares outstanding, basic and assuming dilution, for the three months ended March 31, 2002 (in thousands):

  Average shares outstanding- basic                           19,660
  Effect of dilutive stock options
      and warrants                                               451
                                                            --------
  Average shares outstanding-assuming dilution                20,111
                                                              ======

The adjustment to earnings related to cash generated from the exercise of dilutive stock options and warrants was less $1,000 and did not impact the computation of earnings per share for the quarter ended March 31, 2002.

      PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                        WATERLINK, INC. AND SUBSIDIARIES
OVERVIEW

         Waterlink is an international provider of integrated water and air purification solutions for both industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994. The continuing operations of Waterlink are comprised of the Specialty Products Division.

         Waterlink considers its accounting policy regarding revenue recognition on long-term contracts to be a critical accounting policy. The majority of revenue relates to carbon sales and services and is recognized when title passes upon shipment. The systems and equipment produced by Waterlink are custom designed and can take a number of months to produce. Revenues from systems and equipment contracts are recognized using the percentage of completion method of accounting in the proportion that costs incurred bear to total estimated costs at completion. Waterlink believes that this method of accounting best measures revenue earned as progress is made toward completion of the contract. Revisions of estimated costs or potential contract losses, if any, are recognized in the period in which they are determined. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in revenues when collection is probable.

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of March 31, 2002, Waterlink's total backlog from continuing operations was approximately $17.9 million, consisting of $11.5 of firm commitments to purchase carbon and related services and $6.4 million of written purchase orders for capital goods equipment. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                        Three Months Ended               Six Months Ended
                                                            March 31,                        March 31,
                                                      2001             2002            2001            2002
                                                  -------------    --------------   ------------    ------------
Net sales                                                100.0%            100.0%         100.0%          100.0%
Cost of sales                                             78.4              76.5           78.5            77.0
                                                  -------------    --------------   ------------    ------------

Gross profit                                              21.6              23.5           21.5            23.0

Selling, general and administrative expenses              16.9              15.2           17.9            16.3
Amortization                                               1.0               1.0            1.1             1.0
                                                  -------------    --------------   ------------    ------------
Operating income                                           3.7               7.3            2.5             5.7

Other expense:
     Interest expense                                     (4.9)             (5.6)          (6.1)           (6.0)
     Amortization of financing costs                      (5.7)             (0.7)          (3.5)           (1.2)
     Other items - net                                    (0.3)             (0.2)          (0.3)           (0.1)
                                                  -------------    --------------   ------------    ------------
Income (loss) before income taxes                         (7.2)              0.8           (7.4)           (1.6)
Income taxes                                                -                0.0             -              0.0
                                                  -------------    --------------   ------------    ------------
Income (loss) from continuing operations                  (7.2)              0.8           (7.4)           (1.6)

Discontinued operations:
     Loss from discontinued operations                    (2.0)             (0.8)          (2.9)           (0.7)
     Loss from disposal of
       Discontinued operations                           (85.5)               -           (59.8)             -
                                                  -------------    --------------   ------------    ------------

Net income (loss)                                        (94.7)%             0.0%         (70.1)%          (2.3)%
                                                  =============    ==============   ============    ============


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales: Net sales for the three months ended March 31, 2002 were $16,143,000, an increase of $250,000, or 1.6%, from the $15,893,000 in net sales reported in the comparable prior period. The sales increase of 10.8% at our domestic location was partially offset by a decrease in sales from operations in the United Kingdom. The decrease in the United Kingdom was in the systems side of the business, which can experience fluctuations due to the nature of the business.

Gross Profit: Gross profit for the three months ended March 31, 2002 was $3,790,000, an increase of $359,000 from the comparable prior period due to the increase in net sales and in gross margin. Gross margin was 23.5% for the three months ended March 31, 2002 as compared to 21.6% for the comparable prior period. The increase in the gross margin was primarily attributable to an increase in sales as compared to the prior year of more specialized carbons, which carry higher sales prices.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended March 31, 2002 were $2,461,000, a decrease of $219,000, or 8.2%, from the comparable prior period. This decrease is the result of the consolidation of the corporate headquarters into the Specialty Products Division that occurred effective November 1, 2002, partially offset by higher insurance and other costs within the operating units. Selling, general and administrative expenses as a percentage of net sales were 15.2% for the three months ended March 31, 2002 as compared to 16.9% for the comparable prior period.

Amortization: Amortization expense was $158,000 for the three-month periods ended March 31, 2002 as compared to $160,000 in the comparable prior period.

Interest Expense: Interest expense for the three months ended March 31, 2002 was $902,000, an increase of $125,000 from the comparable prior period. This increase reflects the increase in interest rates charged on both our senior credit facility and on convertible subordinated notes.

Amortization of Financing Costs: Amortization of financing costs was $117,000 for the three months ended March 31, 2002 and $908,000 for the three months ended March 31, 2001. The amount in the 2001 period reflects the accelerated amortization of deferred financing costs resulting from the maturity date of our senior credit facility being moved from May 23, 2003 to October 1, 2001. Since that time, amendments to the senior credit facility have extended the maturity date to October 1, 2002, subject to acceleration if certain events do not occur.

Income Taxes: Waterlink recorded income taxes of $3,000 on pre-tax income of $130,000 for the three months ended March 31, 2002. These income taxes were recorded on earnings in certain states domestically. There was no provision for income taxes recorded for the three months ended March 31, 2001.


Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

Net Sales: Net sales for the six months ended March 31, 2002 were $31,023,000, an increase of $1,816,000, or 6.2%, from the $29,207,000 in net sales reported in the comparable prior period. The sales increase of 15.4% at our domestic location was partially offset by a decrease in sales from operations in the United Kingdom. The decrease in the United Kingdom was in the systems side of the business, which can experience fluctuations due to the nature of the business.

Gross Profit: Gross profit for the six months ended March 31, 2002 was $7,145,000, an increase of $878,000 from the comparable prior period due to the increase in net sales and in gross margin. Gross margin was 23.0% for the six months ended March 31, 2002 as compared to 21.5% for the comparable prior period. The sales mix that favorably impacted the margins for the quarterly period also favorably impacted gross margins for the six months ended March 31, 2002.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the six months ended March 31, 2002 were $5,057,000, a decrease of $162,000, or 3.1%, from the comparable prior period due primarily to cost reductions within the corporate office, partially offset by higher insurance and other costs within the operating units. Selling, general and administrative expenses as a percentage of net sales were 16.3% for the six months ended March 31, 2002 as compared to 17.9% for the comparable prior period, reflecting both lower expenses and a higher sales base in the current year.

Amortization: Amortization expense was $316,000 for the six months ended March 31, 2002 as compared to $321,000 in the comparable prior period.

Interest Expense: Interest expense for the six months ended March 31, 2002 was $1,862,000, an increase of $78,000 from the comparable prior period. This increase reflects the increase in interest rates charged on both our senior credit facility and on convertible subordinated notes.

Amortization of Financing Costs: Amortization of financing costs was $376,000 for the six months ended March 31, 2002 and $1,023,000 for the six months ended March 31, 2001. The amount in the 2001 period reflects the accelerated amortization of deferred financing costs resulting from the maturity date of our senior credit facility being moved from May 23, 2003 to October 1, 2001. Since that time, amendments to the senior credit facility have extended the maturity date to October 1, 2002, subject to acceleration if certain events do not occur.

Income Taxes: Waterlink recorded income taxes of $6,000 on pre-tax loss of $507,000 for the six months ended March 31, 2002. These income taxes were recorded on earnings in certain states domestically. There was no provision for income taxes recorded for the six months ended March 31, 2001.


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

         In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives, including the sale of all or part of Waterlink that could maximize our shareholders' investment in Waterlink. To date, Waterlink has sold three of its five operating
Divisions: the Biological Division in two separate transactions in September and December 2000, the Separations Division in February 2001, and the European Water and Wastewater Division in a series of transactions during the fourth quarter of our fiscal year ended September 30, 2001. Under Waterlink's senior credit facility, the final maturity date for Waterlink's payment obligations changes from October 1, 2002 to May 31, 2002 unless on or before May 31, 2002 Waterlink has entered into a definitive agreement to sell Waterlink's Pure Water Division, which agreement must contain terms approved by the senior bank group. Waterlink has adopted a plan to sell its Pure Water Division and announced in April 2002 that it has entered into a letter of intent with regard to the sale of this Division. Although Waterlink expects this sale to be completed by May 31, 2002, it can give no assurance that this will occur.

         Waterlink does not currently anticipate making significant capital investments in plant and equipment because we believe our current businesses do not require such investments as well as our current financial position.

         For the six months ended March 31, 2002, net cash provided by operating activities was $32,000 and purchases of equipment totaled $233,000. Cash provided by operating activities, borrowings available under our senior credit facilities and available cash balances, funded investing activities during the current year.

Credit Availability

         As of March 31, 2002, Waterlink's credit facilities were comprised of
(1) a $48,532,000 domestic facility with Bank of America National Trust & Savings Association as agent, which expires on October 1, 2002 and (2) a $500,000 facility within our overseas subsidiaries. The credit facilities are utilized to primarily fund operating activities of Waterlink.

         Effective as of January 15, 2002 Waterlink entered into an amendment to our senior credit facility that extended the maturity date of the senior credit facility from January 15, 2002 to October 1, 2002, assuming Waterlink maintains a certain level of earnings before interest, taxes, depreciation and amortization, and maintains certain balance sheet ratios through September 30, 2002. Without an amendment to our senior credit facility that would further extend the maturity date, an infusion of additional capital, or the sale of significant assets, Waterlink will not be able to meet its scheduled obligations under the senior credit facility. No assurance can be given as to whether a satisfactory further amendment to the senior credit facility will be obtained from our senior bank group. If we are unable to negotiate such further amendment to the senior credit facility, then Waterlink would be in default at that time under the terms of the credit agreement. If there is such an event of default the lenders could declare that all borrowings under the credit agreement are then immediately due and payable. In addition, under Waterlink's senior credit facility, the final maturity date for Waterlink's payment obligations changes from October 1, 2002 to May 31, 2002 unless on or before May 31, 2002 Waterlink has entered into a definitive agreement to sell Waterlink's Pure Water Division, which agreement must contain terms approved by the senior bank group. If Waterlink has not entered into an approved agreement to sell Waterlink's Pure Water Division on or before May 31, 2002, all borrowings under the senior credit facility will become immediately due and payable. Since in either of these instances we would be unable to pay these amounts the lenders could proceed to foreclose on their security interest, which comprises substantially all of our assets. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws. Waterlink announced in April 2002 that it has entered into a letter of intent with regard to the sale of this Division. Although Waterlink expects this sale to be completed by May 31, 2002, it can give no assurance that this will occur.

         Waterlink had no additional borrowing capacity at March 31, 2002 under the senior credit facility.

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

         Waterlink is required to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, or as of October 1, 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in income from continuing operations and net income of approximately $640,000, or $0.03 per share, on an annual basis. Waterlink will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of the adoption date and has not yet determined what the effect of these tests will be on the earnings and financial position of Waterlink.

         In October 2001,the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard is effective for fiscal years beginning after December 15,2001, or as of October 1, 2002 for Waterlink. The Company is assessing whether this statement will have a significant impact on its financial statements.

FORWARD LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

- the success of Waterlink's exploration of strategic alternatives including the timely execution of a satisfactory definitive agreement to sell Waterlink's Pure Water Division and consummation of that transaction
- the ability to negotiate with its senior lenders amended repayment terms and with other debt holders, additional amended repayment terms
- the ability to obtain additional credit availability to support working capital requirements
-        changes in world economic conditions, including
         - instability of governments and legal systems in countries in which Waterlink conducts business
         -        significant changes in currency valuations
         -        recessionary environments
         -        the effects of military conflicts
- changes in customer demand and timing of orders as they affect sales and product mix, including
         -        the effect of strikes at customer's facilities
         -        variations in backlog
         -        the impact of changes in industry business cycles
         -        changes in environmental laws
-        competitive factors, including
         -        changes in market penetration
         -        introduction of new products by existing and new competitors
-        changes in operating costs, including
         - changes in Waterlink's and its subcontractors' manufacturing processes
         -        changes in costs associated with varying levels of operations
         -        changes resulting from different levels of customers demands
         -        effects of unplanned work stoppages
         -        changes in cost of labor and benefits
         -        the cost and availability of raw materials and energy
-        the cost of capital, including interest rate increases
-        unanticipated litigation, claims or assessments

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


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of Waterlink held on March 7, 2002, the following directors were elected as Class II directors whose term expire in 2005:

                                For          Against         Withheld
                             ----------      -------         --------
Dr. R. Gary Bridge           18,462,816      208,498           0
William W. Vogelhuber        18,478,642      192,672           0

In addition, the following directors' terms of office continued after the meeting:

B. Bruce Cummings
Peter G. Kleinhenz
Kenneth Ch'uan-k'ai Leung
Robert P. Pinkas

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  None.

         (b)      Reports on Form 8-K.

                  (i) On January 23, 2002 Waterlink filed a Current Report on Form 8-K reporting under item 5 the issuance of a press release concerning year end and fourth quarter operating results and including under item 7(c) a copy of the press release.

                  (ii) On February 13, 2002 Waterlink filed a Current Report on Form 8-K reporting under item 5 the issuance of a press release concerning first quarter operating results and including under item 7(c) a copy of the press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Waterlink, Inc.
                              (Registrant)


                              By: /s/ William W. Vogelhuber
                                 -----------------------------------------
                                    William W. Vogelhuber
                                    President and Chief Executive Officer


                              By: /s/ Donald A. Weidig
                                 -----------------------------------------
                                    Donald A. Weidig
                                    Chief Financial Officer


Dated:  May 14, 2002