Form 10-Q
period 2002-06-30
WATERLINK INC
filed 2002-08-13
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2002

                                       or

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

Common Stock, $.001 par value -19,659,694 shares outstanding as of July 31, 2002

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES


                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2001 and
         June 30, 2002                                                     3 - 4

         Consolidated statements of operations - Three months
         ended June 30, 2001 and 2002; Nine months ended
         June 30, 2001 and 2002                                                5

         Consolidated statements of cash flows - Nine months
         ended June 30, 2001 and 2002                                          6

         Notes to consolidated financial statements                       7 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    18

Signatures                                                                    19

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS-UNAUDITED


                                                September 30,      June 30,
                                                     2001            2002
                                                --------------- ----------------
ASSETS                                                  (In thousands)
Current assets:
  Cash and cash equivalents                          $   1,646        $   1,770
  Trade accounts receivable, net                        11,987           12,010
  Inventories                                           10,443            9,662
  Costs in excess of billings                            1,648            1,246
  Other current assets                                     890            1,159
  Net assets of discontinued operations                 15,831            1,640
                                                --------------- ----------------
Total current assets                                    42,445           27,487

Property, plant and equipment, at cost:
  Land, buildings and improvements                       1,512            1,539
  Machinery and equipment                                5,935            6,508
  Office equipment                                         606              631
                                                --------------- ----------------
                                                         8,053            8,678
  Less accumulated depreciation                          2,685            3,423
                                                --------------- ----------------
                                                         5,368            5,255

Other assets:
  Goodwill, net                                         24,320           24,194
  Other assets                                             617              601
  Net assets of discontinued operations                      -            2,170
                                                --------------- ----------------
                                                        24,937           26,965
                                                --------------- ----------------
Total assets                                         $  72,750        $  59,707
                                                =============== ================





                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)

                                                          September 30,      June 30,
                                                               2001            2002
                                                          --------------- ----------------
                                                                  (In thousands,
LIABILITIES AND SHAREHOLDERS' EQUITY                            except share data)
Current liabilities:
  Accounts payable-trade                                      $    6,839       $    5,761
  Accrued expenses                                                 7,659            6,975
  Billings in excess of cost                                         400            1,023
  Accrued income taxes                                               304              262
  Current portion of long-term debt                               51,930           40,392
                                                          --------------- ----------------
Total current liabilities                                         67,132           54,413

Accrued pension costs                                              1,418            1,418

Shareholders' equity:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                            -                -
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 19,659,694 shares
    at September 30, 2001 and June 30, 2002                           20               20
  Additional paid-in capital                                      92,174           92,174
  Accumulated other comprehensive loss                            (5,141)          (4,508)
  Accumulated deficit                                            (82,853)         (83,810)
                                                          --------------- ----------------
Total shareholders' equity                                         4,200            3,876
                                                          --------------- ----------------
Total liabilities and shareholders' equity                    $   72,750       $   59,707
                                                          =============== ================












                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                          Three Months Ended                Nine Months Ended
                                                               June 30,                         June 30,
                                                        2001             2002             2001             2002
                                                   ---------------- ---------------- ---------------- ---------------
                                                                 (In thousands, except per share data)
 Net sales                                              $   17,171       $   16,107       $   46,405      $   47,130
 Cost of sales                                              13,232           12,326           36,199          36,204
                                                   ---------------- ---------------- ---------------- ---------------
 Gross profit                                                3,939            3,781           10,206          10,926
 Selling, general and
   administrative expenses                                   2,666            2,454            7,885           7,511
 Amortization                                                  160              160              481             476
                                                   ---------------- ---------------- ---------------- ---------------
 Operating income                                            1,113            1,167            1,840           2,939

 Other expense:
   Interest expense                                        (1,063)             (923)          (2,912)         (2,784)
   Amortization of financing costs                           (231)             (127)          (1,254)           (503)
   Other items-net                                            (66)              (25)            (160)            (66)
                                                   ---------------- ---------------- ---------------- ---------------
 Income (loss) before income taxes                           (247)               92           (2,486)           (414)
 Income taxes                                                    -                3                -               9
                                                   ---------------- ---------------- ---------------- ---------------
 Income (loss) from continuing operations                    (247)               89           (2,486)           (423)

 Discontinued operations:
   Loss from discontinued operations                         (101)             (314)            (871)           (534)
   Loss on disposal of discontinued operations                  -                 -          (17,475)              -
                                                   ---------------- ---------------- ---------------- ---------------

 Net loss                                               $    (348)       $     (225)      $  (20,832)      $    (957)
                                                   ================ ================ ================ ===============

 Earnings (loss) per common share:
    Basic and assuming dilution:
      Continuing operations                             $   (0.01)       $     0.01       $   (0.13)      $    (0.02)
      Discontinued operations                               (0.01)           (0.02)           (0.93)           (0.03)
                                                   ---------------- ---------------- ---------------- ---------------
                                                        $   (0.02)       $   (0.01)       $   (1.06)      $    (0.05)
                                                   ================ ================ ================ ===============

 Weighted average common shares outstanding-
    Basic and assuming dilution                            19,660           19,660           19,660           19,660



                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

                                                                Nine Months Ended
                                                                    June 30,
                                                               2001           2002
                                                          -------------- -------------
                                                                 (In thousands)

OPERATING ACTIVITIES
Loss from continuing operations                               $  (2,486)    $    (423)
Adjustments to reconcile loss from continuing operations
  to net cash (used) provided by operating activities:
    Depreciation and amortization                                 2,476         1,725
    Changes in working capital:
      Accounts receivable                                         1,709           122
      Inventories                                                (1,128)          854
      Costs in excess of billings                                (1,659)          417
      Other assets                                                   60          (236)
      Accounts payable                                               44        (1,168)
      Accrued expenses                                               (3)       (1,511)
      Billings in excess of cost                                    205           619
      Accrued income taxes                                         (108)          (46)
                                                          -------------- -------------
Net cash (used) provided by operating activities                   (890)          353

INVESTING ACTIVITIES
Proceeds from sale of divisions                                  16,087        12,130
Purchases of equipment                                             (320)         (501)
                                                          -------------- -------------
Net cash provided by investing activities                        15,767        11,629

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                  800           422
Proceeds from issuance of subordinated debt                       1,000             -
Payments on long-term borrowings                                (16,794)      (11,960)
                                                          -------------- -------------
Net cash used by financing activities                           (14,994)      (11,538)
Effect of exchange rate changes on cash                             (41)           66
                                                          -------------- -------------
Cash flows (used) provided by continuing operations                (158)          510
Cash flows from discontinued operations                              93          (386)
                                                          -------------- -------------
(Decrease) increase in cash and cash equivalents                    (65)          124

Cash and cash equivalents at beginning of period                  2,907         1,646
                                                          -------------- -------------
Cash and cash equivalents at end of period                    $   2,842     $   1,770
                                                          ============== =============




                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

(INFORMATION AS OF JUNE 30, 2002 AND FOR THE THREE AND NINE-MONTH PERIODS ENDED
                      JUNE 30, 2001 AND 2002 IS UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

During the quarter ended June 30, 2002, the Company sold substantially all of the assets of its Pure Water Division for approximately $15.6 million in cash, $12.9 million of which was received at closing and $2.7 million of which has either been placed in escrow or has been held back by the purchaser, subject to reduction for any indemnification claims made on or before May 30, 2004. There was no gain or loss recorded in connection with the sale of the Pure Water Division until such time as all indemnification periods have expired and the amounts have been released from escrow.

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

The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. Information regarding discontinued operations for each period is presented below (in thousands):


                                   Three Months Ended        Nine Months Ended
                                        June 30,                  June 30,
                                   2001         2002         2001        2002
                                ------------------------------------------------
   Net sales                    $ 13,534    $   2,240   $   52,375   $   9,125

   Operating income (loss)           225         (156)       1,083          88
   Allocated interest expense       (326)        (158)      (1,954)       (622)
                                ------------------------------------------------
   Loss from operations             (101)        (314)        (871)       (534)
   Loss on disposal                    -            -      (17,475)          -
                                ------------------------------------------------
                                $   (101)   $    (314)  $  (18,346)  $    (534)
                                ================================================


The remaining escrows and holdbacks related to the sale of the aforementioned divisions have been classified either as current or long-term assets on the consolidated balance sheets at September 30, 2001 and June 30, 2002 based on the anticipated timing and anticipated amount of net proceeds related to the sales.

3.   INVENTORIES

Inventories consisted of the following (in thousands):

                                               September 30,       June 30,
                                                  2001               2002
                                           -------------------------------------
         Raw materials and supplies            $  5,064             $ 5,274
         Work in process                            166                 151
         Finished goods                           5,213               4,237
                                           -------------------------------------
                                               $ 10,443             $ 9,662
                                           =====================================

4.   CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (in thousands):

                                               September 30,       June 30,
                                                  2001               2002
                                           -------------------------------------
         Contract costs incurred to date        $ 23,073            $ 17,949
         Estimated profits                         9,287               7,556
                                           -------------------------------------
         Contract revenue earned to date          32,360              25,505
         Less billings to date                    31,112              25,282
                                           -------------------------------------
         Costs and estimated earnings in
           excess of billings, net              $  1,248            $    223
                                           =====================================

The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                               September 30,       June 30,
                                                  2001               2002
                                           -------------------------------------
        Costs in excess of billings             $ 1,648             $ 1,246
        Billings in excess of cost                 (400)             (1,023)
                                           -------------------------------------
                                                $ 1,248             $   223
                                           =====================================


5.   CAPITALIZATION

Long-term obligations consisted of the following (in thousands):


                                           September 30,      June 30,
                                              2001              2002
                                          -----------------------------
   Long-term debt:
     Revolving credit facility with a
       group of banks                      $35,513            $35,935
     Term note payable to a group
       of banks                             13,167              1,207

   Subordinated notes to related parties     1,000              1,000
   Convertible subordinated notes payable
      to former shareholders of C'treat      2,250              2,250
                                           ----------------------------
                                            51,930             40,392
   Less current maturities                  51,930             40,392
                                           ----------------------------
                                            $    -            $     -
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

The comprehensive loss for the three months ended June 30, 2001 was $538,000 and the comprehensive income for the three months ended June 30, 2002 was $969,000. The comprehensive loss for the nine months ended June 30, 2001 and 2002 was $15,867,000 and $324,000, respectively. The only significant component of comprehensive income or loss, other than net income or loss, is the effect of foreign currency translation adjustments.

6.   SEGMENT INFORMATION

Historically the Company's reportable segments were its five operating Divisions. As described in Note 2 the Company has sold all of its operating divisions with the exception of its Specialty Products Division. Accordingly, Waterlink now has only one reportable segment for all periods presented.

7.   GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in Note 5, all of Waterlink's outstanding debt obligations are due in October 2002. As such, at June 30, 2002 Waterlink has classified outstanding debt obligations totaling $40,392,000 as current liabilities, causing a working capital deficiency of $26,926,000. This raises substantial doubt about Waterlink's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Waterlink be unable to continue as a going concern. Waterlink's continuation as a going concern is dependent on its ability to negotiate extended repayment terms with its senior lenders or refinance its debt obligations entirely. These negotiations are ongoing, and no assurance can be given as to whether a satisfactory further amendment to the senior credit facility will be obtained from our senior bank group. If we are unable to negotiate such further amendment to the senior credit facility, then Waterlink would be in default at that time under the terms of the credit agreement. If there is such an event of default the lenders could declare that all borrowings under the credit agreement are then immediately due and payable. Since we would be unable to pay these amounts the lenders could proceed to foreclose on their security interest, which comprises substantially all of our assets. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

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

     Waterlink considers its accounting policy regarding revenue recognition on long-term contracts to be a critical accounting policy. The majority of revenue relates to carbon sales and services and is recognized when title passes upon shipment. The systems and equipment produced by Waterlink are custom designed and can take a number of months to produce. Revenues from systems and equipment contracts are recognized using the percentage of completion method of accounting in the proportion that costs incurred bear to total estimated costs at completion. Waterlink believes that this method of accounting best measures revenue earned as progress is made toward completion of the contract. Revisions of estimated costs are recognized in the period in which they are determined. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in revenues when collection is probable.

     In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of June 30, 2002, Waterlink's total backlog from continuing operations was approximately $19.4 million, consisting of $14.2 of firm commitments to purchase carbon and related services and $5.2 million of written purchase orders for systems and equipment. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                        Three Months Ended               Nine Months Ended
                                                             June 30,                        June 30,
                                                      2001             2002            2001            2002
                                                  -------------    --------------   ------------    ------------
Net sales                                                100.0%            100.0%         100.0%          100.0%
Cost of sales                                             77.1              76.5           78.0            76.9
                                                  -------------    --------------   ------------    ------------
Gross profit                                              22.9              23.5           22.0            23.1
Selling, general and administrative expenses              15.5              15.2           17.0            15.9
Amortization                                               0.9               1.0            1.0             1.0
                                                  -------------    --------------   ------------    ------------
Operating income                                           6.5               7.3            4.0             6.2

Other expense:
     Interest expense                                     (6.2)             (5.7)          (6.3)           (5.9)
     Amortization of financing costs                      (1.3)             (0.8)          (2.7)           (1.1)
     Other items - net                                    (0.4)             (0.2)          (0.3)           (0.1)
                                                  -------------    --------------   ------------    ------------
Income (loss) before income taxes                         (1.4)              0.6           (5.3)           (0.9)
Income taxes                                                 -               0.0              -             0.0
                                                  -------------    --------------   ------------    ------------
Income (loss) from continuing operations                  (1.4)              0.6           (5.3)           (0.9)

Discontinued operations:
     Loss from discontinued operations                    (0.6)             (2.0)          (1.9)           (1.1)
     Loss from disposal of
       discontinued operations                               -                 -          (37.7)              -
                                                  -------------    --------------   ------------    ------------

Net loss                                                  (2.0)%            (1.4)%       (44.9)%           (2.0)%
                                                  =============    ==============   ============    ============



Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Sales: Net sales for the three months ended June 30, 2002 were $16,107,000, a decrease of $1,064,000, or 6.2%, from the $17,171,000 in net sales reported in the comparable prior period. Domestic sales decreased by 11.1% as compared to the prior year, primarily related to capital equipment system sales. System sales for the prior year were strong due to progress made during that quarter on a large contract that was delayed during the first half of fiscal 2001. In addition, systems sales for the current year quarter were below normal levels as a result of a general slowdown in capital equipment orders in reaction to the events of September 11, 2001. The decrease in domestic sales was partially offset by a 15.7% increase in sales of carbon and from related services in England.

Gross Profit: Gross profit for the three months ended June 30, 2002 was $3,781,000, a decrease of $158,000 from the comparable prior period due to the decrease in net sales. The gross margin was 23.5% for the three months ended June 30, 2002 as compared to 22.9% for the comparable prior period. The increase in the gross margin was primarily attributable to an increase in sales as compared to the prior year of more specialized carbons, which carry higher sales prices.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended June 30, 2002 were $2,454,000, a decrease of $212,000, or 8.0%, from the comparable prior period. This decrease is the result of the consolidation of the corporate headquarters into the Specialty Products Division that occurred effective November 1, 2001, partially offset by higher insurance and other costs. Selling, general and administrative expenses as a percentage of net sales were 15.2% for the three months ended June 30, 2002 as compared to 15.5% for the comparable prior period.

Interest Expense: Interest expense for the three months ended June 30, 2002 was $923,000, a decrease of $140,000 from the comparable prior period. This decrease reflects both a decrease in interest rates and principal reductions made over the last year.

Amortization of Financing Costs: Amortization of financing costs was $127,000 for the three months ended June 30, 2002 and $231,000 for the three months ended June 30, 2001. The amount in the 2001 period reflects the accelerated amortization of deferred financing costs resulting from the maturity date of our senior credit facility being moved from May 23, 2003 to October 1, 2001. Since that time, amendments to the senior credit facility have extended the maturity date to October 1, 2002.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Net Sales: Net sales for the nine months ended June 30, 2002 were $47,130,000, an increase of $725,000, or 1.6%, from the $46,405,000 in net sales reported in the comparable prior period. Domestic sales increased by 5.2% as compared to the prior year and carbon and related service sales in England increased by 7.1% as compared to the prior year. These increases were partially offset by a 28.9% decrease in capital equipment system sales in England, due to the timing of orders.

Gross Profit: Gross profit for the nine months ended June 30, 2002 was $10,926,000, an increase of $720,000 from the comparable prior period due to the increase in net sales and in gross margin. Gross margin was 23.1% for the nine months ended June 30, 2002 as compared to 22.0% for the comparable prior period. The sales mix that favorably impacted the margins for the quarterly period also favorably impacted gross margins for the nine months ended June 30, 2002.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the nine months ended June 30, 2002 were $7,511,000, a decrease of $374,000, or 4.7%, from the comparable prior period. This decrease reflects the previously mentioned cost reductions within the corporate office, partially offset by higher insurance and other costs. Selling, general and administrative expenses as a percentage of net sales were 15.9% for the nine months ended June 30, 2002 as compared to 17.0% for the comparable prior period, reflecting both lower expenses and a higher sales base in the current year.

Interest Expense: Interest expense for the nine months ended June 30, 2002 was $2,784,000, a decrease of $128,000 from the comparable prior period. This decrease reflects both a decrease in interest rates and principal reductions made over the last year.

Amortization of Financing Costs: Amortization of financing costs was $503,000 for the nine months ended June 30, 2002 and $1,254,000 for the nine months ended June 30, 2001. The amount in the 2001 period reflects the accelerated amortization of deferred financing costs resulting from the maturity date of our senior credit facility being moved from May 23, 2003 to October 1, 2001. Since that time, amendments to the senior credit facility have extended the maturity date to October 1, 2002.

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

     In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives, including the sale of all or part of Waterlink that could maximize our shareholders' investment in Waterlink. To date, Waterlink has sold four of its five operating Divisions: the Biological Division in two separate transactions in September and December 2000, the Separations Division in February 2001, the European Water and Wastewater Division in a series of transactions during the fourth quarter of our fiscal year ended September 30, 2001, and the Pure Water Division in May 2002. In accordance with the terms of our senior credit facility, the net proceeds from all of these sales were used to repay senior indebtedness.

     For the nine months ended June 30, 2002, net cash provided by operating activities was $353,000 and purchases of equipment totaled $501,000. Cash provided by operating activities and available cash balances funded investing activities during the current year. Cash flows from operating activities are expected to be sufficient to fund required capital expenditures over the next twelve months, which are expected to increase as compared to the current and prior year.

Credit Availability

     As of June 30, 2002, Waterlink's credit facilities were comprised of (1) a $37,162,000 domestic facility with Bank of America National Trust & Savings Association as agent, which expires on October 1, 2002 and (2) a $200,000 facility within England. The credit facilities are utilized to primarily fund operating activities of Waterlink.

     Effective as of January 15, 2002 Waterlink entered into an amendment to our senior credit facility that extended the maturity date of the senior credit facility from January 15, 2002 to October 1, 2002, assuming Waterlink maintains a certain level of earnings before interest, taxes, depreciation and amortization, and maintains certain balance sheet ratios through September 30, 2002. Without an amendment to our senior credit facility that would further extend the maturity date, an infusion of additional capital, or the sale of significant assets, Waterlink will not be able to meet its scheduled obligations under the senior credit facility. These negotiations are ongoing and no assurance can be given as to whether a satisfactory further amendment to the senior credit facility will be obtained from our senior bank group. If we are unable to negotiate such further amendment to the senior credit facility, then Waterlink would be in default at that time under the terms of the senior credit facility. If there is such an event of default the lenders could declare that all borrowings under the senior credit facility are then immediately due and payable. Since we would be unable to pay these amounts the lenders could proceed to foreclose on their security interest, which comprises substantially all of our assets. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

     Waterlink had no additional borrowing capacity at June 30, 2002 under the senior credit facility.

     The credit facilities restrict or prohibit Waterlink from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The banks that participate in the credit facilities also must approve acquisitions and dispositions. Waterlink's obligations under the credit facilities are secured by liens on substantially all of Waterlink's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of Waterlink's subsidiaries. Waterlink has guaranteed the payment by our subsidiaries in England of their obligations under the overseas facilities. The subsidiaries in England have given the lenders an assurance that the subsidiaries would not pledge their assets to any other party.

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

     In October 2001,the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard is effective for fiscal years beginning after December 15, 2001, or as of October 1, 2002 for Waterlink. The Company is assessing whether this statement will have a significant impact on its financial statements.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by William W. Vogelhuber.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Donald A. Weidig.


         (b) Reports on Form 8-K.

               (i) On April 9, 2002 Waterlink filed a Current Report on Form 8-K reporting under item 5 the issuance of a press release concerning the signing of a letter of intent to sell its Pure Water Division and including under item 7(c) a copy of the press release.

               (ii) On June 6, 2002 Waterlink filed a Current Report on Form 8-K reporting the sale of its Pure Water Division. The report included a description of the transaction under Item 2, the issuance of a press release announcing the sale under Item 5, and reported Unaudited Pro Forma Condensed Consolidated Financial Data under Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Waterlink, Inc.
                                       (Registrant)

                                       By: /s/ William W. Vogelhuber
                                           -------------------------
                                           William W. Vogelhuber
                                           President and Chief Executive Officer


                                       By: /s/ Donald A. Weidig
                                           --------------------
                                           Donald A. Weidig
                                           Chief Financial Officer


Dated: August 13, 2002