Form 10-K
period 2002-09-30
WATERLINK INC
filed 2002-12-10
CIK 1037682

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2002

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period From                 to

                         Commission file number 1-13041

                                WATERLINK, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        34-1788678
                  -----------                                     -------------
        (State or other jurisdiction of               (I.R.S. Employer Identification No.)
        incorporation or organization)

           835 NORTH CASSADY AVENUE
                COLUMBUS, OHIO                                        43219
      -----------------------------------                            -------
   (Address of principal executive offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:  (614) 258-9501

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2) Yes [ ]     No [X]

As of November 30, 2002 the aggregate market value of Waterlink's voting Common Stock held by non-affiliates of Waterlink was approximately $344,000.

As of November 30, 2002 there were 19,659,694 shares of the registrant's Common Stock, $.001 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 13, 2003 are deemed to be incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

       As of September 30, 2002 the remaining operations of Waterlink are the entities that comprised what had previously been reported as the specialty products division. Accordingly, the operations of all divisions except for the specialty products operations are reported as discontinued operations for each period presented. A brief description of the operations that comprise Waterlink's continuing operations follows.

       The specialty products operations and their predecessors have specialized in the development and production of highly sophisticated activated carbons for more than 80 years. The worldwide and domestic headquarters are located in Columbus, Ohio. Approximately two-thirds of Waterlink's net sales are generated from the United States. The remaining one-third of net sales are generated from our facility in Lancashire, England. Activated carbon is used to purify air, water and gases by retaining impurities in carbon granules. Waterlink is a worldwide supplier of activated carbon for liquid, air and gas filtration systems and is a leading manufacturer of specialty-impregnated carbons used in applications where the capacity of activated carbons can be significantly increased. A full range of activated carbons manufactured from coconut shell, coal, wood, along with other adsorbents such as modified clay media, bone char, and anthracite are offered for use in:

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

       - indoor air quality systems

       - odor control systems

       - soil vapor extraction systems

       - solvent recovery systems engineered and installed on a turn-key basis, to recover valuable solvents

       The products and systems are sold using a combination of direct sales and sales representatives.

OPERATING AND SALES STRATEGY

       The corporate headquarters for Waterlink were relocated to Columbus, Ohio in November 2001 and are located within the main facility of Barnebey Sutcliffe Corporation. We sell our consumable products, equipment, services and engineered systems primarily through approximately 17 direct sales personnel. In the United States, Waterlink strives to have locations close to our customers and centers of business by means of our eleven locations throughout the country. In England the sales force is centralized and reaches its customers through travel.

       Approximately two-thirds of Waterlink's revenue is recurring in nature in the form of carbons and related services. The other one-third of the business is engineered systems. While we have received contract awards for engineered systems in excess of $3 million, Waterlink is primarily focusing its marketing efforts with regard to engineered systems on contract awards approximating $2 million. We believe that competition is fiercer for larger contract awards and the timing of these awards is more unpredictable.

COMPETITION

       Despite some large competitors, the market for activated carbons remains fragmented and highly competitive due to the large number of competitors within each product and geographic area. Waterlink has a significant number of competitors, the majority of which are specific to certain products and regions, but some competitors are larger and have greater resources than Waterlink. We believe that success in our market is based on the ability to offer appropriate products, services and technical support for our recurring revenue products; and by providing cost-effective, reliable engineered systems that meet customer specifications. Approximately 98% of our business is with industrial customers. In the municipal arena, the ability to meet bid specifications and the ability to set pricing are often primary considerations. In addition, our highly leveraged financial condition has hurt our competitive position to finance and bond large projects, especially with municipalities.

       Waterlink's primary competitors include operating subsidiaries of Vivendi, including Compagnie Generale des Eaux and U.S. Filter Corporation, Calgon Carbon Corporation and Norit America.

CUSTOMERS

       Waterlink markets its products and services primarily to industrial customers. Waterlink's industrial customers include many "Fortune 500" companies and their counterparts outside of the United States. Industries served include the point-of-use/point-of-entry consumer business, chemical processing, remediation, electronic and microelectronic, food, beverage, printing, and other manufacturing industries. For the year ended September 30, 2002, approximately 97.9% of Waterlink's net sales from continuing operations were derived from industrial sales. The percentage of net sales to industrial customers was approximately 96.6% in 2001 and 97.9% in 2000.

       The municipal market is highly competitive, and municipal markets in the United States are more regulatory driven than municipal markets in other regions. Although Waterlink has products and services that could address this market, our financial condition and the ability to obtain performance bonds for projects has precluded us from obtaining large municipal contracts. For the year ended September 30, 2002, approximately 2.1% of Waterlink's net sales from continuing operations were derived from municipal sales. The percentage of net sales to municipal customers was approximately 3.4% in 2001 and 2.1% in 2000.

BACKLOG FROM CONTINUING OPERATIONS

       Total backlog from continuing operations as of September 30, 2002 was $15.2 million as compared to total backlog from continuing operations of $19.4 million at September 30, 2001. At September 30, 2002, Waterlink had $13.0 million of firm commitments to purchase recurring revenue products, as compared to $12.9 million as of September 30, 2001. In addition, Waterlink had a backlog, consisting of written purchase orders for capital goods equipment of $2.2 million as of September 30, 2002 as compared to $6.5 million as of September 30, 2001. Waterlink expects that a significant portion of our backlog at the beginning of a fiscal year will be filled during that year. Backlog, and therefore sales, may vary from quarter to quarter as a result of large projects being booked during any quarter and varying project delivery schedules. In addition, the orders have varying delivery schedules and Waterlink's backlog as of any particular date may not be representative of actual net sales for any succeeding period.

PROCESS AND PRODUCT WARRANTY AND PERFORMANCE GUARANTEES

       Consistent with industry practices, we generally offer a warranty on engineered systems for one year or in some cases 18 months from sale and 12 months from installation for product and workmanship. No process or performance guarantees are made. In addition, we warrant that carbons and other consumable products meet customer specifications. The costs associated with warranty expense have not been material.

RAW MATERIAL AND SUPPLIES

       Waterlink is dependent on the importation of coconut shell carbon from Asia and the supply of coal based carbon from domestic and Asian sources. Waterlink is not dependent upon any single supplier, and if any supplier were to become unable to perform, Waterlink believes a substitute source could readily be found. Waterlink attempts to pass on price increases for raw materials and components to its customers as market conditions allow. Waterlink is not a party to any material long-term fixed price supply contracts. The raw materials and components used in Waterlink's engineered systems are commonly available commodities such as stainless steel, carbon steel, plastic, tubing, wiring, electrical components, pumps, valves, compressors, and pressure vessels. Waterlink's systems are fabricated from these materials and assembled together with products bought from other companies to form an integrated system.

GOVERNMENT REGULATION

       Federal, state, local and foreign environmental laws and regulations necessitate substantial expenditures and compliance with water quality standards by generators of wastewater and wastewater by-products and impose liabilities on such entities for noncompliance. Environmental laws and regulations and their enforcement are, and will continue to be, a significant factor affecting the marketability of the products and equipment provided by Waterlink.

       The countries in which Waterlink operates or in which our customers are located, including the United States, countries in western Europe, Latin America, and the Asia-Pacific region, have adopted requirements that govern water quality. These requirements and their enforcement vary by country, but in general establish water quality, use and disposal standards, set wastewater effluent discharge limits, and prescribe standards for the protection of human health and safety and the environment.

       Any changes in applicable environmental standards and requirements or their enforcement may affect the operations of Waterlink by imposing additional regulatory compliance costs on Waterlink's customers, requiring the modification of and/or affecting the market for Waterlink's products and equipment. To the extent that demand for Waterlink's products and equipment is created by the need to comply with these enhanced standards and requirements or their enforcement, any modification of the standards and requirements or their enforcement may reduce demand, thereby adversely affecting Waterlink's business prospects. Conversely, changes in applicable environmental laws imposing additional regulatory compliance standards and requirements or causing stricter enforcement of these laws or regulations could increase the demand for Waterlink's products and equipment.

PATENTS, TRADEMARKS AND LICENSES

       We currently own a number of registrations for United States service marks and trademarks and two patents in England. While each is of value, Waterlink generally does not consider any of them to be material to our business.

EMPLOYEES

       At September 30, 2002, Waterlink had approximately 243 employees at our various locations. Approximately 56 employees are covered under collective bargaining agreements in the United States, which expires at midnight on October 31, 2003. We believe that our relationship with our employees is good.

ITEM 2.   PROPERTIES

       The corporate office of Waterlink is located within the Columbus, Ohio facility of Barnebey Sutcliffe Corporation. We also lease approximately 1,000 square feet located in Canton, Ohio. Our subsidiaries own or lease facilities for office space and manufacturing as follows:

       - Barnebey Sutcliffe Corporation -- United States

         - Columbus, Ohio (own)

         - Napa and Santa Fe Springs, California (lease)

         - Addison, Illinois (lease)

         - Sulphur, Louisiana (lease)

         - Worcester, Massachusetts (lease)

         - Sparks, Nevada (lease)

         - Downington, Pennsylvania (lease)

         - Morgantown, West Virginia (lease)

         - Prineville, Oregon (lease)

       - Sutcliffe Speakman Limited -- England

         - Lancashire, England (lease)

       The expiration dates for these leased properties range from one-month notice to August 2005 in the United States, with the lease for the facility in England expiring in September 2011. We believe that each of our facilities is in adequate condition and will continue to remain suitable for its current purpose. We may add improvements to the properties listed above. We anticipate using our properties for purposes consistent with their present use. In the event any of the facilities becomes unavailable upon termination of the existing lease, we believe we would be able to find a suitable alternative facility without any significant adverse impact to our operations. We believe our properties are adequately covered by insurance.

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

                                                           HIGH        LOW
                                                           ----        ---
Fiscal Year ended September 30, 2001
  First Quarter                                           $2.375     $0.25
  Second Quarter                                           1.05       0.25
  Third Quarter                                            0.35       0.15
  Fourth Quarter                                           0.199      0.11
Fiscal Year ended September 30, 2002
  First Quarter                                           $0.26      $0.12
  Second Quarter                                           0.18       0.085
  Third Quarter                                            0.17       0.035
  Fourth Quarter                                           0.09       0.0375

       The number of holders of record of our common stock as of November 30, 2002 was approximately 241.

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

EQUITY COMPENSATION PLAN INFORMATION

                                                                                      NUMBER OF SECURITIES
                                      NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                                          TO BE ISSUED         WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                        UPON EXERCISE OF      EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                      OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                         WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
-------------                         --------------------   --------------------   -------------------------
                                              (A)                    (B)                       (C)
Equity compensation plans approved
  by security holders                      1,299,137                $0.97                   1,269,500
Equity compensation plans not
  approved by security holders               203,000                $0.06                          --
                                           ---------                                        ---------
     Total                                 1,502,137                $0.85                   1,269,500
                                           =========                                        =========

       With regard to the 203,000 securities issued without the approval of security holders, all are warrants to purchase shares of common stock. Specific information with regard to each issuance is presented below:

       - On January 20, 2000, 3,000 warrants to purchase common stock were issued to CID Equity Partners V, LP in lieu of an equal amount of stock options which would have been issued pursuant to Waterlink's 1997 Non-Employee Director Stock Option Plan to John T. Hackett, then a Managing General Partner of CID Equity Partners, L.P., upon Mr. Hackett's election to Waterlink's board of directors.

       - On May 2, 2000, 100,000 warrants to purchase shares of common stock were issued to Bank of America, N.A., in connection with the eighth amendment to Waterlink's senior credit facility.

       - On January 18, 2001, 50,000 warrants to purchase shares of common stock were issued to each of Brantley Venture Partners III, LP and CID Equity Partners V, LP, in connection with subordinated indebtedness issued to each of them on the amount of $500,000.

       In each case, the warrants expire five years after issuance.

RECENT SALES OF UNREGISTERED SECURITIES

       There were no sales of unregistered securities during the fiscal year ended September 30, 2002.

ITEM 6.   SELECTED FINANCIAL DATA

       The following table sets forth selected historical consolidated financial data of Waterlink over the last five fiscal years. The financial data presented for the five fiscal years ended September 30, 2002 have been derived from Waterlink's audited financial statements with reclassifications made to reflect discontinued operations as presented below. The financial data includes the operating results of each acquired business from the date of acquisition in accordance with the purchase method of accounting.

       You should read the selected historical consolidated financial data in conjunction with, and they are qualified by, our historical consolidated financial statements and the related notes and

"Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this report.

                                          FISCAL      FISCAL      FISCAL     FISCAL      FISCAL
                                           2002        2001        2000       1999        1998
                                         --------    --------    --------    -------    --------
                                                  (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales..............................  $ 64,054    $ 65,553    $ 64,775    $58,188    $ 17,610
Cost of sales..........................    48,701      51,150      48,970     43,460      13,188
                                         --------    --------    --------    -------    --------
Gross profit...........................    15,353      14,403      15,805     14,728       4,422
Selling, general and administrative
  expenses(1)..........................    10,051      10,455      11,857     10,822       5,084
Special charges(2).....................        --       2,560          --        456       3,058
Amortization expense...................       639         641         641        723         253
                                         --------    --------    --------    -------    --------
Operating income (loss)................     4,663         747       3,307      2,727      (3,973)
Other income (expense):
  Interest expense(3)..................    (3,712)     (3,992)     (3,997)    (4,477)       (124)
  Amortization of loan fees............      (642)     (1,386)       (401)      (305)       (272)
  Other items--net.....................       (66)       (267)         45         34          53
                                         --------    --------    --------    -------    --------
Income (loss) before income taxes......       243      (4,898)     (1,046)    (2,021)     (4,316)
Income taxes...........................        94          12         386        674       1,583
                                         --------    --------    --------    -------    --------
Income (loss) from continuing
  operations...........................       149      (4,910)     (1,432)    (2,695)     (5,899)
Discontinued operations:
  Loss from discontinued operations....      (534)       (592)    (20,773)    (1,487)    (11,605)
  Loss on disposal of discontinued
     operations........................        --     (17,475)    (16,151)        --          --
                                         --------    --------    --------    -------    --------
Net loss...............................  $   (385)   $(22,977)   $(38,356)   $(4,182)   $(17,504)
                                         ========    ========    ========    =======    ========
Earnings (loss) per common share-basic
  and assuming dilution:
  Continuing operations................  $   0.01    $  (0.25)   $  (0.08)   $ (0.21)   $  (0.49)
  Discontinued operations..............     (0.03)      (0.92)      (1.91)     (0.12)      (0.97)
                                         --------    --------    --------    -------    --------
Net loss...............................  $  (0.02)   $  (1.17)   $  (1.99)   $ (0.33)   $  (1.46)
                                         ========    ========    ========    =======    ========
Weighted average common shares
  outstanding-basic and assuming
  dilution.............................    19,660      19,660      19,299     12,556      12,007

                                                              SEPTEMBER 30,
                                                              -------------
                                           2002        2001        2000       1999        1998
                                         --------    --------    --------    -------    --------
                                                             (in thousands)
BALANCE SHEET DATA:
Working capital (deficit) (4)..........  $(25,234)   $(24,146)   $(19,365)   $ 7,071    $  1,299
Total assets (5).......................    56,674      56,378      60,699     63,623      62,421
Total debt.............................    39,674      51,930      71,139     85,829      82,258
Shareholders' equity...................     2,642       4,200      23,981     49,986      54,878

---------------

(1) For the year ended September 30, 1999, selling, general and administrative expenses included $255,000, or $0.02 per share, relating to the write off of costs associated with acquisition activity that ceased during the year.

(2) Waterlink incurred special charges relating to continuing operations as follows:

    - During the fiscal year ended September 30, 1998, Waterlink incurred special charges of $3,058,000, or $0.25 per share. These special charges are comprised of the following two components:

      - Waterlink recorded a charge of $1,564,000, or $0.13 per share, primarily related to termination benefits and costs associated with the exiting of certain facilities to implement our 1999 plan.

      - Waterlink incurred special charges of $1,494,000, or $0.12 per share, primarily attributable to contractual obligations to a former chief executive officer, who resigned in June 1998, and costs necessary to recruit executives to Waterlink.

    - During the year ended September 30, 1999, Waterlink incurred special charges of $456,000, or $0.04 per share, for continuing costs associated with the implementation of Waterlink's 1999 plan, primarily related to termination benefits.
    - During the year ended September 30, 2001, Waterlink incurred special charges of $2,560,000, or $0.13 per share, related to the closing of its corporate office, primarily related to termination benefits.

(3) Interest expense for the years ended September 30, 1999, 2000 and 2001 include financing charges of $870,000, or $0.07 per share, $217,000, or $0.01 per share, and $87,000, or $0.00 per share, respectively, related to the amortization of the value assigned to warrants issued to purchase up to 283,637 shares of common stock at an exercise price of $0.01 per share in 1999 and 100,000 shares of common stock at an exercise price of $0.01 in 2000.

(4) At September 30, 2000 Waterlink was in violation of certain of its financial covenants with respect to its senior credit facility. Accordingly, the entire balance of the senior credit facility was classified as current at September 30, 2000. Based on certain conditions of Waterlink's senior credit facility and other indebtedness that could accelerate the maturity date of such indebtedness, all debt was classified as current at September 30, 2002 and 2001.

(5) Total assets exclude net assets of discontinued operations for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Waterlink is an international provider of integrated water and air purification solutions for both industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994 to participate in the consolidation of the highly fragmented water purification and wastewater treatment industry. Waterlink grew rapidly through acquisitions from 1995 through 1998, having made 13 acquisitions. In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives, including the sale of all or part of Waterlink that could maximize our shareholders' investment in Waterlink. To date, Waterlink has sold four of its five operating divisions: the biological division in two separate transactions in September and December 2000, the separations division in February 2001, the European water and wastewater division in a series of transactions during the fourth quarter of our fiscal year ended September 30, 2001, and the pure water division in May 2002. Waterlink's continuing operations are comprised of what was formerly referred to as the specialty products division.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

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

Retirement Plans

       Waterlink sponsors two defined benefit pension plans that cover substantially all of our employees. The accounting for pensions is determined by standardized accounting and actuarial methods that include critical assumptions; which include discount rates, expected return on plan assets and future compensation increases. Waterlink considers these assumptions to be critical as they can impact periodic pension expense as well as the minimum pension liability. As shown in the consolidated statements of shareholders' equity and discussed in note 12 to the consolidated financial statements, during fiscal 2002 Waterlink increased the additional minimum pension liability by $2,219,000 and reduced equity by the corresponding amount. At September 30, 2002, Waterlink's pension liabilities totaled $3,787,000.

BACKLOG

       In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of September 30, 2002, Waterlink's total backlog from continuing operations was approximately $15.2 million, consisting of $13.0 million of firm commitments to purchase carbon and related service products, and $2.2 million of written purchase orders for capital goods equipment. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

       The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales:

                                                          FISCAL   FISCAL   FISCAL
                                                           2002     2001     2000
                                                          ------   ------   ------
Net sales                                                 100.0%   100.0%   100.0%
Cost of sales                                              76.0     78.0     75.6
                                                          -----    -----    -----
Gross profit                                               24.0     22.0     24.4
Selling, general and administrative expenses               15.7     16.0     18.3
Special charges                                              --      3.9       --
Amortization                                                1.0      1.0      1.0
                                                          -----    -----    -----
Operating income                                            7.3      1.1      5.1
Other income (expense):
  Interest expense                                         (5.8)    (6.1)    (6.2)
  Amortization of loan fees                                (1.0)    (2.1)    (0.6)
  Other items-net                                          (0.1)    (0.4)     0.1
                                                          -----    -----    -----
Income (loss) before income taxes                           0.4     (7.5)    (1.6)
Income taxes                                                0.2      0.0      0.6
                                                          -----    -----    -----
Income (loss) from continuing operations                    0.2     (7.5)    (2.2)
Discontinued operations:
  Loss from discontinued operations                        (0.8)    (0.9)   (32.1)
  Loss from disposal of discontinued operations              --    (26.7)   (24.9)
                                                          -----    -----    -----
Net loss                                                   (0.6)%  (35.1)%  (59.2)%
                                                          =====    =====    =====

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

       Net Sales: Net sales for the year ended September 30, 2002 were $64,054,000, a decrease of $1,499,000, or 2.3%, from the prior year. Net sales of carbons and related services increased by 4.4% in 2002 as compared to the prior year, principally in England. This increase was more than offset by a 19.0% decrease in sales of systems and related equipment. The decrease in sales of systems and related equipment during fiscal 2002 occurred in both the United States and England.

       Gross Profit: Gross profit for the year ended September 30, 2002 was $15,353,000, an increase of $950,000 from the prior year despite the decrease in sales. The gross margin for 2002 was 24.0% as compared to 22.0% in the prior year. The increase in gross margin in 2002 resulted from sales of carbon and related services in fiscal 2002 being weighted more toward specialized carbons as compared to the prior year.

       Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended September 30, 2002 were $10,051,000, a decrease of $404,000, or 3.9%, from the prior year. This decrease is primarily due to cost reductions in the corporate office. Selling, general and administrative expenses as a percentage of net sales were 15.7% in 2002 as compared to 16.0% for the prior year, which reflects the decrease in expense.

       Interest Expense: Interest expense for the year ended September 30, 2002 was $3,712,000, as compared to $3,992,000 in the prior year. This decrease reflects lower interest rates in the current year as well as $1,425,000 of term payments made during fiscal 2002. In addition, interest expense for 2001 included non-cash charges related to amortization of expense recognized in connection with the issuance of common stock warrants of $87,000.

       Amortization of Financing Costs: Amortization of financing costs for the year ended September 30, 2002 was $642,000 as compared to $1,386,000 for the prior year. The amount in 2001 reflects the accelerated amortization of deferred financing costs resulting from the maturity date of our senior credit facility being moved from May 23, 2003 to October 1, 2001. By subsequent amendments, the senior credit facility has been extended to October 1, 2003.

       Income Taxes: Waterlink recorded income taxes of $94,000 on pre-tax income of $243,000 for the year ended September 30, 2002, which represented state income taxes on domestic earnings. For the year ended September 30, 2001, state income taxes of $12,000 were recorded on a pre-tax loss of $4,898,000.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

       Net Sales: Net sales for the year ended September 30, 2001 were $65,553,000, an increase of $778,000 or 1.2%, from the prior year. Net sales of carbons and related services decreased by 4.5% in 2001 as compared to the prior year, principally in England. This decrease was more than offset by a 19.0% increase in sales of systems and related equipment. The increase in sales of systems and related equipment during fiscal 2001 occurred in both the United States and England.

       Gross Profit: Gross profit for the year ended September 30, 2001 was $14,403,000, a decrease of $1,402,000 from the prior year. The gross margin for 2001 was 22.0% as compared to 24.4% in the prior year. The decrease in gross margin in 2001 was principally due to product mix within the carbons side of the business during the first half of the current year.

       Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended September 30, 2001 were $10,455,000, a decrease of $1,402,000, or 11.8%, from the prior year, primarily due to cost reductions in the corporate office. Selling, general and administrative expenses as a percentage of net sales were 16.0% in 2001 as compared to 18.3% for the prior year, which reflects the decrease in expense.

       Special Charges: Special charges of $2,560,000 were recorded during the year ended September 30, 2001 in connection with the closing of the corporate office, relating primarily to severance obligations.

       Interest Expense: Interest expense for the year ended September 30, 2001 was $3,992,000, as compared to $3,997,000 in the prior year. Interest expense for 2001 and 2000 includes non-cash charges related to amortization of expense recognized in connection with the issuance of common stock warrants of $87,000 and $217,000, respectively.

       Amortization of Financing Costs: Amortization of financing costs for the year ended September 30, 2001 was $1,386,000 as compared to $401,000 for the prior year. The increase in 2001 reflects the accelerated amortization of deferred financing costs resulting from the maturity date of our senior credit facility being moved from May 23, 2003 to October 1, 2001. By subsequent amendments, the senior credit facility has been extended to October 1, 2003.

       Income Taxes: Waterlink recorded income taxes of $12,000 on a pre-tax loss of $4,898,000 for the year ended September 30, 2001, which represented state income taxes on domestic earnings. For the year ended September 30, 2000, income taxes of $386,000 were recorded on a pre-tax loss of $1,046,000. The income taxes in 2000 were recorded on earnings outside the United States and in certain states domestically.

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

       - the funding of its acquisition program

       - working capital requirements including the funding for growth at certain operations

       - the funding required for certain under-performing acquisitions

       - the funding of interest on borrowings and the repayment of borrowings

       In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives, including the sale of all or part of Waterlink, that could maximize our shareholders' investment in Waterlink. To date, Waterlink has sold four of its five operating divisions: the biological division in two separate transactions in September and December 2000; the separations division in February 2001; the European water and wastewater division in a series of transactions during the fourth quarter of our fiscal year ended September 30, 2001, and the pure water division in May 2002. At September 30, 2002, Waterlink has recorded $2,810,000 of net assets of discontinued operations. These amounts represent amounts either placed in escrow or held back by the purchaser, of which $2,560,000 relates to the sale of the pure water division. These assets are subject to reduction for indemnification claims made on or before May 30, 2004.

       In September 2001 the Board of Directors of Waterlink determined the corporate office should be relocated to its Columbus, Ohio facility. This consolidation resulted in personnel reductions and the disposal of certain fixed assets. Accordingly, Waterlink recorded a special charge of $2,560,000 in

2001 relating to severance obligations to eight individuals and the write off of certain fixed assets. During fiscal 2002 Waterlink paid approximately $924,000 relating to these severance obligations. At September 30, 2002, approximately $1,443,000 remains accrued for severance obligations relating to two of these individuals and is currently being paid at a rate of approximately $24,000 per month.

       Waterlink does not currently anticipate making significant capital investments in plant and equipment because we believe our current businesses do not require such investments as well as our current financial position.

       For the year ended September 30, 2002, net cash provided by operating activities was $1,869,000 and purchases of equipment totaled $621,000. During fiscal 2002 Waterlink realized net proceeds totaling $12,780,000 from the sale of the pure water division and the collection of amounts held in escrow from other asset sales. These net proceeds were used to repay senior indebtedness as required by our senior credit facility.

Credit Availability

       As of September 30, 2002, Waterlink's credit facilities were comprised of
(1) a $36,424,000 domestic facility with Bank of America, NA, as agent, which expires on October 1, 2003 and (2) a $200,000 facility for our operating subsidiary in England. The credit facilities will be utilized to primarily fund operating activities of Waterlink.

       Effective October 1, 2002 Waterlink entered into an amendment to our senior credit facility that extended the maturity date of the senior credit facility from October 1, 2002 to October 1, 2003, assuming Waterlink maintains a certain level of earnings before interest and taxes and maintains certain balance sheet ratios through September 30, 2003. The amendment also required that on or before January 1, 2003 Waterlink secure a financing arrangement to borrow against accounts receivable in England and remit $1 million to the senior lenders. This financing arrangement was entered into by our operating subsidiary in England on December 5, 2002. In addition, Waterlink is required under the terms of the amendment to present to the senior lenders on or before June 30, 2003 a plan to repay the senior debt obligations. Without an amendment to our senior credit facility that would further extend the maturity date, an infusion of additional capital, or the sale of significant assets, Waterlink will not be able to meet its scheduled payment obligations under the senior credit facility. At this time, Waterlink can give no level of assurance that we will be successful in developing and executing a plan to repay the senior credit facility on or prior to the maturity date. If we are unable to successfully satisfy requisite conditions and to repay the senior credit facility, then Waterlink would be in default at that time under the terms of the credit agreement. If there is such an event of default the senior lenders could declare that all borrowings under the credit agreement are then immediately due and payable. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

       At September 30, 2002 there were no additional borrowings available under the senior credit facility.

       On December 5, 2002, Sutcliffe Speakman Limited, Waterlink's wholly owned operating subsidiary in England, entered into a credit facility, with availability based on a percentage of eligible accounts receivable, with a maximum borrowing amount of 1,250,000 pounds sterling, with The Royal Bank of Scotland, and pledged certain accounts receivable as collateral. In connection with entering into this credit facility, Waterlink is obligated to remit $1 million of the proceeds to our senior bank group as required by the October 1, 2002 amendment to the senior credit agreement.

       The credit facilities restrict or prohibit Waterlink from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The banks that participate in the credit facilities also must approve acquisitions and dispositions. Waterlink's obligations under the credit facilities are secured by liens on substantially all of Waterlink's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of Waterlink's subsidiaries. Waterlink has guaranteed the payment by our operating subsidiary in England of its obligations under the $200,000 facility.

Market Risk

       Waterlink's earnings are affected by changes in interest rates charged on our domestic facility. If the market rates for borrowings increased by 1% on our domestic facility, the impact would be an increase to interest expense of $364,000 with a corresponding decrease to income before income taxes. This amount was determined by considering the impact of hypothetical interest rates on the balance of Waterlink's domestic facility at September 30, 2002. This analysis does not consider the effects of the overall economic environment associated with such a change nor does it assume any change to Waterlink's current financial structure.

       Waterlink occasionally has exposure to currency rate fluctuations related primarily to the purchases of inventory and the collection of accounts receivable. In these situations Waterlink utilizes a limited number of foreign exchange instruments, primarily forward contracts, to manage this exposure. Waterlink had no significant hedging contracts outstanding at September 30, 2002.

Impact of Recently Issued Accounting Standards

       In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

       Waterlink is required to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, or as of October 1, 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in income from continuing operations and net income of approximately $639,000, or $0.03 per share, in fiscal 2003. Waterlink will test goodwill for impairment using a two-step process prescribed in SFAS No. 142. The first step is a screening for potential impairment, while the second step measures the amount of impairment. Waterlink expects to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of October 1, 2002 during the first quarter of fiscal 2003. Impairment charges resulting from these transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. Although Waterlink has not completed its transitional impairment test, a preliminary analysis indicates a pre-tax impairment charge in the range of $12 million up to the entire balance of unamortized goodwill.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Waterlink will adopt SFAS No. 144 as of October 1, 2002 and it does not expect that the adoption of SFAS No. 144 will have a significant impact.

       In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and accordingly, Waterlink can only determine prospectively the impact, if any, SFAS No. 146 would have on Waterlink's financial position and results of operations.

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

       - the cost of capital, including interest rate increases

       - unanticipated litigation, claims or assessments

RISK FACTORS

We May be Unsuccessful in Complying with Our Obligations Under our Senior Credit Facility or in Negotiating an Additional Amendment to Our Senior Credit Facility and Other Debt Instruments

       The maturity date of our senior credit facility is October 1, 2003 and other debt instruments also mature in October 2003. In addition, the senior credit facility contains numerous covenant provisions that, if not complied with, would enable the senior lenders to accelerate the maturity date of the facility to as early as June 30, 2003. It is difficult to state with certainty that Waterlink will be able to comply with the covenant provisions of the senior credit facility during the period until the maturity date of October 1, 2003. If we are unable to successfully develop and execute a plan to repay the senior credit facility or negotiate satisfactory amendments to the senior credit facility and the other debt instruments to extend such maturities, and in the absence of other sources of funds to repay the indebtedness outstanding under the senior credit facility, the senior lenders and the other lenders could declare that all borrowings under the senior credit facility and the other debt instruments, respectively, are immediately due and payable. In this instance, the senior lenders could proceed to foreclose on their security interest in substantially all of our assets. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

Our Substantial Amount of Debt Could Restrict Our Business and Shareholder Value

       We have a substantial amount of debt. Our level of debt in relation to our operating performance limits our ability to:

       - obtain additional financing and bonding capabilities to fund or support our strategy, capital expenditures, sales and other general corporate purposes;

       - use operating cash flow in other areas of our business since we must dedicate a substantial portion of these funds to pay interest and retire debt; and

       - react to changing market conditions and economic downturns.

       At September 30, 2002, our total indebtedness was $39,674,000. Our debt agreements contain numerous financial and operating covenants that limit our discretion with respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to:

       - incur additional indebtedness, both under the bank credit agreement and other debt agreements;

       - merge or consolidate with other entities;

       - repay our obligations; and

       - pay dividends and other distributions.

       At September 30, 2002 there were no additional borrowings available under the senior credit facility. Given our high level of debt, we are unable to appropriately fund our operations. In addition, given our high level of debt, we can give no assurance that we will be able to provide any value to our shareholders.

Our Results of Operations Could Fluctuate Which Could Result in Defaults Under Our Senior Credit Facility

       For a part of our business we need to finalize complicated contracts with our customers before we recognize our revenues. Often, the timing of those contracts is also subject to our customers receiving financing, various permits and other aspects outside our control. A delay in finalizing any of these contracts could have a significant negative impact on our operating results in any fiscal quarter. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not necessarily be relied upon as indicators of our future performance. Given the fluctuations in our operating results, this could result in our needing to negotiate further amended terms or being in default of our senior credit facility. Quarterly operating results have varied significantly in the past and will likely vary significantly in the future.

Our Industry is Highly Competitive

       Our industry, the water and air purification industry, is fragmented and highly competitive. We compete with many companies, several of which have greater market penetration, depth of product line, resources and access to capital, which could be competitive advantages in securing projects. While we believe we are well positioned to deliver technology and services at a fair price, some of our competitors have developed product and service integration capabilities beyond our current scope.

We are Dependent on Key Personnel

       Our business depends on our ability to hire and retain our executive officers and senior management. Our business could be adversely affected if for any reason any of our executive officers or senior managers cease to be employed by us.

The Current Members of Our Board of Directors and Management Own Approximately 27.9% of Our Common Stock and Can Exercise Significant Influence over Our Affairs. Also, Several Institutional Investors Own Substantial Percentages of Our Common Stock

       At November 30, 2002, our current directors and management own or control, in the aggregate, approximately 27.9% of our common stock. In addition, several large institutional investors own or control a significant percentage of our common stock. Accordingly, these individuals and institutional investors, if acting together or even alone, can exercise significant influence over our affairs including the election of our directors, appointment of our management and approval of actions requiring the approval of our stockholders, which may include the adoption of amendments to our certificate of incorporation, the approval of mergers or sales of all or substantially all our assets, and similar items. The concentration of voting power of these stockholders, if they act together, could, under certain circumstances, have the effect of delaying or preventing a change in control of Waterlink.

Our Foreign Operations Are Subject to Political and Economic Risks and We May Be Adversely Affected by Foreign Currency Fluctuation

       We sell a substantial proportion of our systems, equipment and services in Western Europe, Asia and other regions outside the United States. Also, we have one subsidiary that operates in England. Our net sales outside the United States were approximately 29.8% of our net sales for the year ended September 30, 2002. Political, economic, regulatory and social conditions in foreign countries in which we sell product may change. Risks associated with sales and operations in foreign countries include risks of:

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

Provisions of Our Corporate Documents Could Delay or Prevent a Change in Control of Waterlink

       Our certificate of incorporation and bylaws contain certain provisions that may have anti-takeover effects and may discourage, delay, or prevent a takeover attempt that a stockholder might consider in his best interest. These documents allow our board of directors to authorize the issuance of preferred stock, which could adversely affect the voting and other rights of the holders of our common stock, provide that our directors are classified into three classes with staggered terms, and contain a "fair price provision" which imposes restrictions in the event of certain business combinations.

ITEM 7(a).   QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

       The disclosures required under this item are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS

Report of Independent Auditors..............................     21
Consolidated Balance Sheets at September 30, 2002 and
  2001......................................................     22
Consolidated Statements of Operations for the years ended
  September 30, 2002, 2001 and 2000.........................     24
Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 2002, 2001 and 2000.............     25
Consolidated Statements of Cash Flows for the years ended
  September 30, 2002, 2001 and 2000.........................     26
Notes to Consolidated Financial Statements..................     27

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Waterlink, Inc.

       We have audited the accompanying consolidated balance sheets of Waterlink, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waterlink, Inc. and subsidiaries at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

       The accompanying consolidated financial statements for 2002 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Canton, Ohio
November 1, 2002, except for Note 17,
     as to which the date is December 5, 2002

                        WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
                                                                (In thousands,
                                                              except share data)
ASSETS
Current assets:
  Cash and cash equivalents                                   $ 2,530    $ 1,646
  Trade accounts receivable, less allowance of $275 in 2002
     and $263 in 2001                                          11,210     11,987
  Inventories                                                  10,528     10,443
  Costs in excess of billings                                   1,783      1,648
  Other current assets                                          1,130        890
  Net assets of discontinued operations                           640     15,831
                                                              -------    -------
Total current assets                                           27,821     42,445
Property, plant and equipment, at cost:
  Land, building and improvements                               1,626      1,512
  Machinery and equipment                                       6,538      5,935
  Office equipment                                                717        606
                                                              -------    -------
                                                                8,881      8,053
  Less accumulated depreciation                                 3,723      2,685
                                                              -------    -------
                                                                5,158      5,368
Other assets:
  Goodwill, net of amortization of $2,914 in 2002 and $2,181
     in 2001                                                   24,250     24,320
  Other assets                                                     85         76
  Net assets of discontinued operations                         2,170          -
                                                              -------    -------
                                                               26,505     24,396
                                                              -------    -------
Total assets                                                  $59,484    $72,209
                                                              =======    =======

The accompanying notes are an integral part of these statements

                        WATERLINK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------    -------
                                                                (In thousands,
                                                              except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                      $  6,848    $ 6,839
  Accrued expenses                                               5,988      7,118
  Billings in excess of cost                                       232        400
  Accrued income taxes                                             313        304
  Current debt obligations                                      39,674     51,930
                                                              --------    -------
Total current liabilities                                       53,055     66,591
Accrued pension costs                                            3,787      1,418
Shareholders' equity:
  Preferred Stock, $.001 par value, authorized 10,000,000
     shares, none issued and outstanding                             -          -
  Common Stock, voting, $.001 par value,
     authorized -- 40,000,000 shares, issued and
     outstanding -- 19,659,694 shares in 2002 and 2001              20         20
  Additional paid-in capital                                    92,174     92,174
  Accumulated other comprehensive loss                          (6,314)    (5,141)
  Accumulated deficit                                          (83,238)   (82,853)
                                                              --------    -------
Total shareholders' equity                                       2,642      4,200
                                                              --------    -------
Total liabilities and shareholders' equity                    $ 59,484    $72,209
                                                              ========    =======

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                              YEAR ENDED SEPTEMBER 30,
                                                       --------------------------------------
                                                          2002          2001          2000
                                                       ----------    ----------    ----------
                                                       (In thousands, except per share data)
Net sales                                               $ 64,054      $ 65,553      $ 64,775
Cost of sales                                             48,701        51,150        48,970
                                                        --------      --------      --------
Gross profit                                              15,353        14,403        15,805

Selling, general and administrative expenses              10,051        10,455        11,857
Special charges                                                -         2,560             -
Amortization                                                 639           641           641
                                                        --------      --------      --------
Operating income                                           4,663           747         3,307

Other income (expense):
  Interest expense                                        (3,712)       (3,992)       (3,997)
  Amortization of loan fees                                 (642)       (1,386)         (401)
  Other items -- net                                         (66)         (267)           45
                                                        --------      --------      --------
Income (loss) before income taxes                            243        (4,898)       (1,046)
Income taxes                                                  94            12           386
                                                        --------      --------      --------
Income (loss) from continuing operations                     149        (4,910)       (1,432)

Discontinued operations:
  Loss from operations, less income taxes of zero in
     2002 and 2001, and $68 in 2000                         (534)         (592)      (20,773)
  Loss on disposal                                             -       (17,475)      (16,151)
                                                        --------      --------      --------
Net loss                                                $   (385)     $(22,977)     $(38,356)
                                                        ========      ========      ========

Per share data:
  Earnings (loss) per common share -- basic and
     assuming dilution:
     Continuing operations                              $   0.01      $  (0.25)     $  (0.08)
     Discontinued operations                               (0.03)        (0.92)        (1.91)
                                                        --------      --------      --------
                                                        $  (0.02)     $  (1.17)     $  (1.99)
                                                        ========      ========      ========
  Weighted average common shares outstanding-
     Basic and assuming dilution                          19,660        19,660        19,299

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                       ACCUMULATED
                                         ADDITIONAL       OTHER                         TOTAL
                                COMMON    PAID-IN     COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                STOCK     CAPITAL         LOSS          DEFICIT        EQUITY
                                ------   ----------   -------------   -----------   -------------
                                                (In thousands, except share data)
YEAR ENDED SEPTEMBER 30, 2000
Balance at October 1, 1999       $13      $73,781        $(2,288)      $(21,520)      $ 49,986
Net loss                                                                (38,356)       (38,356)
Foreign currency translation
  adjustments                                             (5,962)                       (5,962)
                                                                                      --------
Comprehensive loss                                                                     (44,318)
Sale of 6,300,000 shares of
  Common Stock                     6       16,216                                       16,222
Conversion of subordinated
  notes for 275,230 shares                    750                                          750
Issuance of 393,110 shares in
  connection with an
  acquisition                      1          999                                        1,000
Issuance of 55,493 shares in
  connection with the employee
  stock purchase plan                         124                                          124
Issuance of warrants in
  connection with the issuance
  of a senior term loan                       217                                          217
                                 ---      -------        -------       --------       --------
Balance at September 30, 2000     20       92,087         (8,250)       (59,876)        23,981
YEAR ENDED SEPTEMBER 30, 2001
Net loss                                                                (22,977)       (22,977)
Foreign currency translation
  adjustments, including
  $6,416 reclassification due
  to the sale of the European
  Water and Wastewater
  Division                                                 6,004                         6,004
Minimum pension liability
  adjustment                                              (2,895)                       (2,895)
                                                                                      --------
Comprehensive loss                                                                     (19,868)
Issuance of warrants in
  connection with the issuance
  of subordinated notes                        87                                           87
                                 ---      -------        -------       --------       --------
Balance at September 30, 2001     20       92,174         (5,141)       (82,853)         4,200
YEAR ENDED SEPTEMBER 30, 2002
Net loss                                                                   (385)          (385)
Foreign currency translation
  adjustments                                              1,046                         1,046
Minimum pension liability
  adjustment                                              (2,219)                       (2,219)
                                                                                      --------
Comprehensive loss                                                                      (1,558)
                                 ---      -------        -------       --------       --------
Balance at September 30, 2002    $20      $92,174        $(6,314)      $(83,238)      $  2,642
                                 ===      =======        =======       ========       ========

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                               YEAR ENDED SEPTEMBER 30,
                                                             ----------------------------
                                                               2002      2001      2000
                                                             --------   -------   -------
                                                                    (In thousands)
OPERATING ACTIVITIES
Income (loss) from continuing operations                     $    149   $(4,910)  $(1,432)
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by (used in) operating
  activities:
     Deferred income taxes                                          -         -       310
     Depreciation                                                 995     1,182       964
     Amortization                                               1,270     2,117     1,254
     Changes in working capital:
        Accounts receivable                                       996      (932)     (475)
        Inventories                                                43       293      (549)
        Cost in excess of billings                               (103)   (1,117)    1,381
        Other assets                                             (625)       31      (638)
        Accounts payable                                         (179)      672       (33)
        Accrued expenses                                         (513)    2,008    (1,074)
        Billings in excess of cost                               (171)     (169)   (1,433)
        Accrued income taxes                                        7       215      (236)
                                                             --------   -------   -------
Net cash provided by (used in) operating activities             1,869      (610)   (1,961)
INVESTING ACTIVITIES
Purchases of equipment, net                                      (621)     (370)     (260)
Proceeds from sale of subsidiaries                             12,780    20,360     3,900
                                                             --------   -------   -------
Net cash provided by investing activities                      12,159    19,990     3,640
FINANCING ACTIVITIES
Proceeds from long-term borrowings                                422     1,713       300
Payments on long-term borrowings                              (12,678)  (20,922)  (14,991)
Proceeds from sale of Common Stock                                  -         -    16,346
                                                             --------   -------   -------
Net cash (used in) provided by financing activities           (12,256)  (19,209)    1,655
Effect of exchange rate changes on cash                           102      (524)     (156)
                                                             --------   -------   -------
Cash flows provided by (used in) continuing operations          1,874      (353)    3,178
Cash flows used in discontinued operations                       (990)     (921)   (2,083)
                                                             --------   -------   -------
Increase (decrease) in cash and cash equivalents                  884    (1,274)    1,095
Cash and cash equivalents at beginning of year                  1,646     2,920     1,825
                                                             --------   -------   -------
Cash and cash equivalents at end of year                     $  2,530   $ 1,646   $ 2,920
                                                             ========   =======   =======

The accompanying notes are an integral part of these statements.

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 20, 2002
--------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Waterlink, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

       FISCAL YEAR END -- The Company's fiscal year ends on September 30th. References in the notes to the financial statements to the years 2002, 2001 and 2000 refer to the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

       DESCRIPTION OF THE BUSINESS -- The Company specializes in the development and production of activated carbons used to purify air, water and gases. Waterlink is a supplier of activated carbon for liquid, air and gas filtration systems and is a manufacturer of specialized impregnated carbons. Its products include absorption equipment, bioreactors and bioscrubbers, corrosive gas control systems, solvent recovery systems, and a variety of air, odor and vapor control and filtration systems.

       CASH EQUIVALENTS -- The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

       CONTRACTS AND REVENUE RECOGNITION -- A portion of the Company's systems and equipment are custom designed and take a number of months to produce. Revenues from large contracts are recognized using the percentage of completion method of accounting in the proportion that costs bear to total estimated costs at completion. Revisions of estimated costs or potential contract losses are recognized in the period in which they are determined. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in revenues when collection is probable.

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

       CONCENTRATIONS OF CREDIT RISK -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with major financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different regions and industries. The Company grants credit to customers based on an evaluation of their financial condition and collateral is generally not required. Losses from credit sales are provided for in the financial statements and have historically been within management's expectations.

       LONG-LIVED ASSETS -- Property, plant and equipment is valued at cost. Expenditures for repairs and maintenance are charged to operations as incurred, while expenditures for additions and improvements are capitalized. Depreciation is computed principally using the straight-line method

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

over the estimated useful lives of assets. The useful lives range from 30 to 40 years for building and improvements; 5 to 10 years for machinery and equipment and 3 to 7 years for office equipment.

       Goodwill represents costs in excess of net assets of acquired businesses, which are amortized using the straight-line method over a period of 40 years.

       The Company evaluates the realizability of its long-lived assets based on the undiscounted cash flows of the applicable businesses acquired over the remaining economic useful life. Should the review indicate that the carrying value of the assets is not recoverable, the Company's carrying value of the asset would be reduced by the estimated shortfall of the cash flows.

       FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in accumulated other comprehensive loss in shareholders' equity. Foreign currency gains and losses resulting from transactions included in the results of continuing operations amounted to a loss of $9,000 in 2002 and gains of $17,000 in 2001 and gains of $163,000 in 2000.

       ACCUMULATED OTHER COMPREHENSIVE LOSS -- At September 30, 2002 accumulated other comprehensive loss consists of a loss of $5,114,000 relating to a minimum pension liability adjustment and a loss of $1,200,000 relating to accumulated foreign currency translation adjustments. At September 30, 2001 the accumulated other comprehensive loss consisted of a loss of $2,895,000 relating to the minimum pension liability adjustment and a loss of $2,246,000 relating to accumulated foreign currency translation adjustments. In previous years the accumulated other comprehensive loss related entirely to foreign currency translation adjustments.

       EARNINGS (LOSS) PER SHARE -- Earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the year. Earnings (loss) per share -- assuming dilution is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding adjusted for any dilutive impact of potential common shares for options, warrants and convertible subordinated debt. Because the Company recognized net losses for all periods presented, the effect of outstanding common stock equivalents are anti-dilutive and have therefore been excluded from the computation of loss per share-assuming dilution.

       USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS -- In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

       Waterlink is required to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003, or as of October 1, 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in income from

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

continuing operations and net income of approximately $639,000, or $0.03 per share, in fiscal 2003. Waterlink will test goodwill for impairment using a two-step process prescribed in SFAS No. 142. The first step is a screening for potential impairment, while the second step measures the amount of impairment. Waterlink expects to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of October 1, 2002 during the first quarter of fiscal 2003. Impairment charges resulting from these transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. Although Waterlink has not completed its transitional impairment test, a preliminary analysis indicates a pre-tax impairment charge in the range of $12 million up to the entire unamortized balance of goodwill.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Waterlink will adopt SFAS No. 144 as of October 1, 2002 and it does not expect that the adoption of SFAS No. 144 will have a significant impact.

       In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and accordingly, the Company can only determine prospectively the impact, if any, SFAS No. 146 would have on Waterlink's financial position and results of operations.

       RECLASSIFICATIONS -- Certain amounts reported in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

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

       On May 30, 2002, the Company sold substantially all of the assets of its Pure Water Division for approximately $15.6 million in cash, $12.9 million of which was received at closing and $2.7 million of which has either been placed in escrow or has been held back by the purchaser, subject to reduction for any indemnification claims made on or before May 30, 2004. There was no gain or loss recorded in connection with the sale of the Pure Water Division until such time as all indemnification periods have expired and the amounts have been released from escrow.

       Accordingly, the results of operations for these four Divisions have been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. Information regarding discontinued operations for each period is presented below:

                                              2002       2001        2000
                                             ------    --------    --------
                                                     (In thousands)
Net sales                                    $9,123    $ 61,533    $111,958
Operating income (loss)                          88       1,638     (17,263)
Allocated interest expense                     (622)     (2,230)     (3,442)
Income tax expense                                -          --          68
                                             ------    --------    --------
Loss from operations                           (534)       (592)    (20,773)
Loss on disposal                                 --     (17,475)    (16,151)
                                             ------    --------    --------
                                             $ (534)   $(18,067)   $(36,924)
                                             ======    ========    ========

3.   GOING CONCERN CONSIDERATIONS

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $38,356,000 in 2000, $22,977,000 in 2001 and $385,000 in 2002. In addition, the Company's
Senior Credit Facility has numerous covenant provisions that, if not complied with, enable the senior lenders to accelerate the maturity of the debt. It is difficult to state with certainty that the Company will be able to comply with the covenant provisions of the Senior Credit Facility during the period until its maturity on October 1, 2003. Because of these uncertainties, all debt obligations at September 30, 2002 have been classified as current liabilities, creating a working capital deficiency of $25,234,000 at September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

       To address the issues noted above, the Company has agreed that on or before June 30, 2003, the Board of Directors of the Company will have approved and presented to the senior lenders a reasonably feasible plan to repay the Senior Credit Facility obligations on or prior to October 1, 2003, with measurements of progress on July 31 and August 31, 2003. At this time the Company can give no level of assurance that it will be successful in developing and executing a plan to repay the Senior Credit Facility obligations on or prior to the maturity date.

       The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to: generate sufficient cash flows to operate its business; meet its debt covenant requirements; and develop and execute a plan to repay the Senior Credit Facility obligations on or prior to the maturity date.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

4.  INVENTORIES

       Inventories consisted of the following:

                                                           SEPTEMBER 30,
                                                         ------------------
                                                          2002       2001
                                                         -------    -------
                                                           (In thousands)
Raw materials and supplies                               $ 6,279    $ 5,064
Work in process                                              203        166
Finished goods                                             4,046      5,213
                                                         -------    -------
                                                         $10,528    $10,443
                                                         =======    =======

5.   CONTRACT BILLING STATUS

       Information with respect to the billing status of contracts in process is as follows:

                                                             SEPTEMBER 30,
                                                           -----------------
                                                            2002      2001
                                                           -------   -------
                                                            (In thousands)
Contract costs incurred to date                            $20,664   $23,073
Estimated profits                                            8,753     9,287
                                                           -------   -------
Contract revenue earned to date                             29,417    32,360
Less billings to date                                       27,866    31,112
                                                           -------   -------
Cost and estimated earnings in excess of billings, net     $ 1,551   $ 1,248
                                                           =======   =======

       The above amounts are included in the accompanying consolidated balance sheet at:

                                                            SEPTEMBER 30,
                                                           ----------------
                                                            2002      2001
                                                           ------    ------
                                                            (In thousands)
Costs in excess of billings                                $1,783    $1,648
Billings in excess of costs                                  (232)     (400)
                                                           ------    ------
                                                           $1,551    $1,248
                                                           ======    ======

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

6.   DEBT OBLIGATIONS

       Debt obligations consisted of the following:

                                                           SEPTEMBER 30,
                                                         ------------------
                                                          2002       2001
                                                         -------    -------
                                                           (In thousands)
SENIOR AND CONVERTIBLE SUBORDINATED DEBT
     Senior Credit Facility with a group of banks, due
        October 1, 2003, consisting of a revolving
        credit facility and a term loan. Interest is
        payable monthly at base rate plus 2.0% (6.75%
        at September 30, 2002), with an additional 2.0%
        deferred:
           Revolving credit facility                     $35,935    $35,513
           Term loan                                         489     13,167
     Convertible subordinated note payable to former
        shareholders of C'treat, due October 15, 2003.
        Interest accrues at 11.0% per annum and is
        payable on a monthly basis                         2,250      2,250
SUBORDINATED NOTES -- RELATED PARTIES
     Convertible subordinated note payable to related
        parties, due October 15, 2003. Interest accrues
        at 13.0% per annum and is payable on a
        quarterly basis                                    1,000      1,000
                                                         -------    -------
TOTAL DEBT -- CLASSIFIED AS A CURRENT LIABILITY          $39,674    $51,930
                                                         =======    =======

       The Company's Senior Credit Facility is with Bank of America, NA, as agent, and with five other participating banks. Effective October 1, 2002, the Company entered into an amendment to its Senior Credit Facility that extended the maturity date of the facility from October 1, 2002 to October 1, 2003, assuming the Company maintains a certain level of earnings before interest and taxes and maintains certain balance sheet ratios through September 30, 2003. The amendment also required that on or before January 1, 2003, the Company cause its operating subsidiary in England to secure a financing arrangement to borrow against its accounts receivable in England and remit $1,000,000 to the senior lenders. As described in Note 17, this financing arrangement was entered into on December 5, 2002. In addition, the Company is required under the terms of the amendment to present to the senior lenders on or before June 30, 2003 a plan to repay the senior debt obligations. It is difficult to state with certainty that the Company will be able to comply with the covenant provisions of the Senior Credit Facility during the period until its maturity on October 1, 2003. Because of these uncertainties, all debt obligations at September 30, 2002 have been classified as current liabilities.

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

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       Effective October 15, 2002 the maturity date of the $2,250,000 of convertible subordinated notes payable to former shareholders of C'treat was extended to October 15, 2003. The conversion rate on these notes to Common Stock is $15.63 per share.

       Effective October 15, 2002 the maturity dates of $1,000,000 of subordinated notes were extended until October 15, 2003. In connection with this indebtedness, the Company issued warrants to purchase up to 100,000 shares of Waterlink common stock at an exercise price of $0.01 per share. The value of these warrants, totaling $92,000, has been fully amortized through the original maturity date of the notes, January 18, 2002. The warrants will expire on January 17, 2006.

       In connection with various financing activities, the Company has issued warrants to purchase shares of Common Stock, 486,637 of which are outstanding at September 30, 2002. The warrants carry exercise prices ranging from $0.01 to $3.125 with expiration dates ranging from July 2004 to January 2006.

7.   LEASES

       The Company leases certain facilities and equipment under operating leases. Rent expense totaled $1,251,000 in 2002, $1,183,000 in 2001 and $672,000 in 2000. Aggregate future minimum lease payments under noncancelable operating leases at September 30, 2002 are as follows (in thousands):

Years ending September 30:
  2003                                                         $  641
  2004                                                            376
  2005                                                            258
  2006                                                            189
  2007                                                            147
  Thereafter                                                      534
                                                               ------
                                                               $2,145
                                                               ======

8.   SPECIAL CHARGES

       In September 2001 the Board of Directors of the Company determined the corporate office of Waterlink should be relocated to its Columbus, Ohio facility. This consolidation resulted in personnel reductions and the disposal of certain fixed assets. Accordingly, the Company recorded a special charge of $2,560,000 in 2001 relating to severance obligations to eight individuals and the write off of certain fixed assets. During fiscal 2002 the Company paid approximately $924,000 relating to these severance obligations. At September 30, 2002, approximately $1,443,000 remains accrued for severance obligations relating to two of these individuals and is currently being paid at a rate of approximately $24,000 per month.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

9.   INCOME TAXES

       The provision for income taxes consists of the following:

                                                 2002     2001       2000
                                                 ----    -------    -------
                                                       (In thousands)
Current-state and local                          $ 94    $    12    $    76
Deferred-foreign                                    -          -        310
                                                 ----    -------    -------
                                                 $ 94    $    12    $   386
                                                 ====    =======    =======

       Income (loss) before income taxes consists of the following:

                                                 2002     2001       2000
                                                 ----    -------    -------
                                                       (In thousands)
United States                                    $438    $(6,258)   $(3,357)
Foreign                                          (195)     1,360      2,311
                                                 ----    -------    -------
                                                 $243    $(4,898)   $(1,046)
                                                 ====    =======    =======

       Following is the reconciliation between the provision for income taxes and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes:

                                                 2002     2001       2000
                                                 ----    -------    -------
                                                       (In thousands)
Provision (credit) for income taxes at the
  statutory federal rate                         $ 83    $(1,655)   $  (356)
Adjustments:
  State and local income taxes                     94         12         76
  Non-deductible goodwill amortization            217        218        218
  Change in valuation allowance                  (300)     1,437        448
                                                 ----    -------    -------
  Provision for income taxes                     $ 94    $    12    $   386
                                                 ====    =======    =======

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

                                                          2002        2001
                                                        --------    --------
                                                           (In thousands)
Deferred tax assets:
  Net operating loss carryforward                       $ 27,094    $ 25,658
  Other                                                    1,847       1,656
  Valuation allowance                                    (28,483)    (26,560)
                                                        --------    --------
                                                             458         754
Deferred tax liabilities:
  Accelerated depreciation                                  (332)       (688)
  Other                                                     (126)        (66)
                                                        --------    --------
                                                            (458)       (754)
                                                        --------    --------
Net deferred tax liability                              $     --    $     --
                                                        ========    ========

       In connection with acquisitions made in 1998, the Company recorded deferred tax asset valuation reserves as part of purchase price allocations totaling $7,417,000 in the United Kingdom and $509,000 in the United States due primarily to net operating loss carryforwards existing in these tax jurisdictions. The benefit of net operating loss carryforwards realized in the future will be recorded as a reduction of goodwill rather than as a credit to income tax expense during that period. The amount of income taxes recorded which resulted in a corresponding decrease in goodwill was $310,000 in 2000. No such amounts were recorded in 2002 and 2001.

       For tax purposes, the Company has U.S. federal loss carryforwards of approximately $61,623,000 that expire in varying years through 2022, and net operating loss carryforwards in the United Kingdom of $20,475,000 that have no expiration dates. A valuation allowance has been established for the entire amount of the net operating loss carryforwards since the realization is uncertain.

       The Company plans to reinvest the undistributed earnings of its non-U.S. subsidiaries. The amount of undistributed earnings considered to be indefinitely reinvested for this purpose was approximately $5,907,000 at September 30, 2002. Accordingly, no provisions have been made for U.S. income tax purposes on such undistributed earnings. While the amount of any U.S. income taxes on these undistributed earnings, if distributed in the future, is not determinable, it is expected that they would be reduced by the utilization of tax credits or deductions. A distribution of these earnings would be subject to withholding taxes.

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

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

defined under the provisions of Section 422 of the Internal Revenue Code and non-qualified stock options. All options granted under the Stock Option Plan expire ten years after the date of grant (see Note 11).

       The Company's 1997 Non-Employee Director Stock Option Plan (the "Director Plan") is authorized to issue up to 150,000 shares of Common Stock. Each non-employee director is automatically granted an option to purchase 3,000 shares of Common Stock. In addition, on each anniversary date of the Director Plan, each of the Company's then non-employee directors who have served at least six-months shall automatically be granted an option to purchase 5,000 shares of Common Stock. The per share exercise price of options granted under the Director Plan will be the fair market value of the Common Stock on the date of grant. Options granted under the Director Plan expire ten years after the date of grant (see Note 11). In July 2001 non-employee directors elected to suspend all compensation, including grants under the Director Plan, until a time in which it would be more appropriate.

       Collectively, 2,750,000 shares of Common Stock are available for granting of awards under the above plans at September 30, 2002.

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

11.   STOCK BASED COMPENSATION

       It is the Company's policy to generally grant stock options for a fixed number of shares to employees with the exercise price approximating fair value on the date of grant. The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and accordingly, recognizes no compensation expense for stock options granted at fair value. Management believes that the alternative fair value accounting provided for under SFAS No. 123, "Accounting For Stock Based Compensation" ("SFAS 123"), requires use of option valuation methods that were not developed for use in valuing employee stock options. Under APB 25, compensation expense has been recognized for all options granted at less than the fair market value of the Company's common shares on the date of grant.

       Pro forma information regarding net income and earnings per share is required to be disclosed by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options and the options granted as part of the Plan were estimated at the date of grant using a Black-Scholes option-pricing model. The

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Company assumed a dividend yield rate of 0% and a weighted-average expected life of the options of 5 years for all periods presented. The risk-free interest factor utilized was 5.0% in 2002, 6.3% in 2001 and 5.5% in 2000. Further, the volatility factor of the expected market price of the Company's stock was 42% in 2002, 34% in 2001 and 35% in 2000. Following is the weighted-average grant-date fair value of options granted during 2002, 2001 and 2000 using the Black-Scholes model, with the weighted average exercise price for comparison purposes:

                                      2002                 2001                 2000
                                -----------------    -----------------    -----------------
                                FAIR     EXERCISE    FAIR     EXERCISE    FAIR     EXERCISE
                                VALUE     PRICE      VALUE     PRICE      VALUE     PRICE
                                -----    --------    -----    --------    -----    --------
Stock price:
  Equals exercise price         $0.05     $0.15      $0.17     $0.44      $1.24     $3.10
  Less than exercise price         --        --         --        --         --        --

       The weighted-average grant-date fair value of the shares granted under the Stock Purchase Plan was $1.21 during 2000. No such shares were granted during 2001 or 2002.

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

       For purposes of pro forma disclosures, the estimated value of the options is amortized to expense over the options' vesting period. The pro forma results are not necessarily indicative of what would have occurred had the Company adopted SFAS 123. The Company's pro forma information follows:

                                                 2002         2001           2000
                                               --------    -----------    -----------
                                               (In thousands, except per share data)
Pro forma net loss                              $(124)      $(22,487)      $(38,400)
Pro forma loss per share -- basic and
  assuming dilution                             (0.01)         (1.14)         (1.99)

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       A summary of the Company's stock option activity and related information follows:

                                       2002                   2001                    2000
                               --------------------   ---------------------   --------------------
                                           WEIGHTED                WEIGHTED               WEIGHTED
                                NUMBER     AVERAGE      NUMBER     AVERAGE     NUMBER     AVERAGE
                                  OF       EXERCISE       OF       EXERCISE      OF       EXERCISE
                                SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                               ---------   --------   ----------   --------   ---------   --------
Outstanding at beginning of
  year                         1,180,848    $3.32      2,084,746    $4.67     2,178,316    $6.59
Granted                          565,000     0.15        356,400     0.44       663,003     3.10
Exercised                             --       --             --       --            --       --
Canceled                        (730,348)    3.77     (1,260,298)    4.75      (756,573)    9.00
                               ---------    -----     ----------    -----     ---------    -----
Outstanding at end of year     1,015,500    $1.24      1,180,848    $3.32     2,084,746    $4.67
                               =========    =====     ==========    =====     =========    =====
Exercisable at end of year       281,400    $3.35        645,777    $4.64       836,812    $5.35
                               =========    =====     ==========    =====     =========    =====
Available for future Options   1,269,500               1,104,152                200,254
                               =========              ==========              =========

       The following table summarizes information concerning outstanding and exercisable options at September 30, 2002:

                                      AVERAGE REMAINING                                       WEIGHTED
       RANGE OF           NUMBER      CONTRACTUAL LIFE    WEIGHTED AVERAGE     NUMBER         AVERAGE
    EXERCISE PRICE      OUTSTANDING      (IN YEARS)        EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
    --------------      -----------   -----------------   ----------------   -----------   --------------
$0.10 -- $0.45             731,900           8.8               $ 0.21           54,850         $ 0.32
$2.75 -- $3.25             136,600           6.9                 3.16           80,800           3.17
$4.00 -- $4.75             105,000           3.9                 4.04          103,750           4.03
$5.00 -- $5.12              37,000           5.2                 5.02           37,000           5.02
$12.94                       5,000           5.7                12.94            5,000          12.94
                         ---------           ---               ------          -------         ------
                         1,015,500           7.9               $ 1.24          281,400         $ 3.35
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

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

and the other is a U.S. plan, which covers substantially all of the employees of Barnebey Sutcliffe. Information pertaining to the Company's defined benefit pension plans follows:

                                                         2002       2001
                                                        -------    -------
                                                          (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                 $11,874    $ 9,719
Service cost                                                610        442
Interest cost                                               756        670
Plan participants' contributions                             86        120
Actuarial losses                                          1,164      1,484
Benefits paid                                              (654)      (640)
Foreign currency exchange rate changes                      555         79
                                                        -------    -------
Benefit obligation at end of year                       $14,391    $11,874
                                                        =======    =======

                                                           2002        2001
                                                         --------    --------
                                                            (In thousands,
                                                         except percentages)
CHANGE IN PLAN ASSETS
Plan assets at beginning of year                         $ 9,700     $10,316
Actual return on plan assets                                (829)       (447)
Company contributions                                        468         306
Plan participants' contributions                              86         120
Benefits paid                                               (654)       (640)
Foreign currency exchange rate changes                       337          45
                                                         -------     -------
Plan assets at end of year                               $ 9,108     $ 9,700
                                                         =======     =======
FUNDED STATUS
Plan assets less than benefit obligations                $(5,283)    $(2,174)
Unrecognized actuarial loss                                1,496         756
                                                         -------     -------
Accrued benefit costs, net                               $(3,787)    $(1,418)
                                                         =======     =======
PREPAID (ACCRUED) BENEFIT COST
U. S. plan                                               $  (540)    $  (541)
U. K. plan                                                 1,867       2,018
Minimum pension liability included in accumulated other
  comprehensive loss                                      (5,114)     (2,895)
                                                         -------     -------
Net balance sheet liability at September 30              $(3,787)    $(1,418)
                                                         =======     =======

                                         2002             2001             2000
                                    --------------   --------------   --------------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                       5.40% TO 7.00%   6.00% to 7.00%       7.00%
Expected return on plan assets      7.40% TO 9.00%   7.50% to 9.00%       9.00%
Rate of compensation increase       3.50% TO 3.90%   3.50% to 4.00%   3.50% to 4.50%

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                    2002     2001     2000
                                                    -----    -----    -----
                                                        (In thousands)
COMPONENTS OF NET PERIODIC PENSION COST
Service cost                                        $ 610    $ 442    $ 437
Interest cost                                         756      670      639
Expected return on plan assets                       (802)    (938)    (945)
Amortization of unrecognized net loss                 168       13        -
                                                    -----    -----    -----
Net periodic pension cost                           $ 732    $ 187    $ 131
                                                    =====    =====    =====

       Amounts applicable to the Company's pension plan with projected or accumulated benefit obligations in excess of plan assets are:

                                                          2002       2001
                                                         -------    -------
                                                           (In thousands)
Projected benefit obligation                             $14,391    $11,874
Accumulated benefit obligation                            12,895     11,035
Fair value of plan assets                                  9,108      9,700

       The Company also sponsors a defined contribution plan that covers substantially all domestic employees. Company contributions to the Plan totaled $56,000 in 2002, $37,000 in 2001 and $47,000 in 2000.

13.   FINANCIAL INSTRUMENTS

       The carrying values of cash, cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. Substantially all of the Company's long-term debt obligations, except for the convertible subordinated notes to the former shareholders of C'treat and to related parties, have variable rates and cost approximates fair value at September 30, 2002. The convertible subordinated notes do not have a ready market and cost is assumed to approximate fair value. The aggregate carrying value of these notes is $3,250,000 at September 30, 2002, with interest rates ranging from 11.00% to 13.00% and maturity dates in October 2003.

14.   SEGMENT INFORMATION

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

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

       Net sales are reflected in the country from which the sales are made. Information with regard to revenues and long-lived assets by geographic areas follows:

                                            UNITED       OTHER
                                            STATES     COUNTRIES     TOTAL
                                            -------    ---------    -------
                                                    (In thousands)
2002
Net sales                                   $47,873     $16,181     $64,054
Long-lived assets                            18,154      11,339      29,493
2001
Net sales                                    49,037      16,516      65,553
Long-lived assets                            18,665      11,640      30,305
2000
Net sales                                    47,629      17,146      64,775
Long-lived assets                            20,861      13,441      34,302

       The Company did not derive more than 10% of its net sales from any individual customer during any of the three years in the period ended September 30, 2002.

15.   SUPPLEMENTAL CASH FLOW DATA

       Supplemental cash flow data is as follows:

                                                  2002      2001      2000
                                                 ------    ------    ------
                                                       (In thousands)
Interest paid                                    $3,464    $3,973    $4,161
Income taxes paid                                    74       109       195
Common Stock issued in connection with
  purchases of subsidiaries                          --        --     1,000

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

17.   SUBSEQUENT EVENT

       On December 5, 2002, pursuant to the terms of the October 1, 2002 amendment to its Senior Credit Facility, the Company caused its operating subsidiary in England to enter into a financing arrangement, pledging certain accounts receivable in England as collateral. Under the terms of the amendment the Company is obligated to remit from this transaction the amount of $1,000,000 to the senior lenders to reduce the amounts outstanding under the Senior Credit Facility.

                        WATERLINK, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

18.   QUARTERLY OPERATING RESULTS (UNAUDITED)

       The following is a summary of unaudited quarterly results of operations for the years ended September 30, 2002 and 2001.

                                                  YEAR ENDED SEPTEMBER 30, 2002
                                        --------------------------------------------------
                                                          QUARTER ENDED
                                        DECEMBER 31    MARCH 31    JUNE 30    SEPTEMBER 30
                                        -----------    --------    -------    ------------
                                              (In thousands, except per share data)
Net sales                                 $14,880      $16,143     $16,107      $16,924
Gross profit                                3,355        3,790       3,781        4,427
Income (loss) from continuing
  operations                                 (639)         127          89          572
Discontinued operations:
  Loss from operations                       (100)        (120)       (314)          --
  Loss on disposal                             --           --          --           --
                                          -------      -------     -------      -------
Net income (loss)                         $  (739)     $     7     $  (225)     $   572
                                          =======      =======     =======      =======
Per share amounts-basic and assuming
  dilution:
  Continuing operations                   $ (0.04)     $  0.01     $  0.01      $  0.03
  Discontinued operations                   (0.00)       (0.01)      (0.02)        0.00
                                          -------      -------     -------      -------
                                          $ (0.04)     $  0.00     $ (0.01)     $  0.03
                                          =======      =======     =======      =======

                                                 YEAR ENDED SEPTEMBER 30, 2001
                                       --------------------------------------------------
                                                         QUARTER ENDED
                                       DECEMBER 31    MARCH 31    JUNE 30    SEPTEMBER 30
                                       -----------    --------    -------    ------------
                                             (In thousands, except per share data)
Net sales                                $13,341      $ 15,893    $17,171      $19,148
Gross profit                               2,836         3,431      3,939        4,197
Loss from continuing operations           (1,086)       (1,153)      (247)      (2,424)
Discontinued operations:
  Income (loss) from operations             (462)         (308)      (101)         279
  Loss on disposal                        (3,891)      (13,584)        --           --
                                         -------      --------    -------      -------
Net loss                                 $(5,439)     $(15,045)   $  (348)     $(2,145)
                                         =======      ========    =======      =======
Per share amounts-basic and assuming
  dilution:
  Continuing operations                  $ (0.05)     $  (0.06)   $ (0.01)     $ (0.13)
  Discontinued operations                  (0.22)        (0.71)     (0.01)        0.02
                                         -------      --------    -------      -------
                                         $ (0.27)     $  (0.77)   $ (0.02)     $ (0.11)
                                         =======      ========    =======      =======

       The quarter ended September 30, 2001 includes a special charge of $2,560,000 related to the closure of the corporate office.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information required by this item is located in Waterlink's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of Waterlink's fiscal year ended September 30, 2002 and is incorporated herein by reference thereto.

ITEM 11.   EXECUTIVE COMPENSATION.

       Information required by this item is located in Waterlink's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of Waterlink's fiscal year ended September 30, 2002 and is incorporated herein by reference thereto.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this item is located in Waterlink's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the close of Waterlink's fiscal year ended September 30, 2002 and is incorporated herein by reference thereto.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                    PART IV

ITEM 14.   CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 1, 2002, the evaluation date. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic filings with the Securities and Exchange Commission.

(b) CHANGES IN INTERNAL CONTROLS.

     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

       The following report and consolidated financial statements of Waterlink, Inc. and Subsidiaries are included in Item 8, Part II of this report:

       Report of Independent Auditors

       Consolidated Balance Sheets at September 30, 2002 and 2001

       Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000

       Consolidated Statements of Shareholders' Equity for the years ended September 30, 2002, 2001 and 2000

       Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000

       Notes to Consolidated Financial Statements

(a) 2. FINANCIAL STATEMENT SCHEDULES

       Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Financial Statements or notes thereto.

(b)    REPORTS ON FORM 8-K

       Waterlink did not file any reports on Form 8-K during the last quarter of the period covered by this report.

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

Date: December 10, 2002

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
Date: December 10, 2002                        Date: December 10, 2002

/s/ Dr. R. Gary Bridge                         /s/ William W. Vogelhuber
-------------------------------------------    -------------------------------------------
Dr. R. Gary Bridge,                            William W. Vogelhuber,
Director                                       Director, President and Chief Executive
Date: December 10, 2002                        Officer
                                               Date: December 10, 2002

/s/ B. Bruce Cummings                          /s/ Donald A. Weidig
-------------------------------------------    -------------------------------------------
B. Bruce Cummings,                             Donald A. Weidig,
Director                                       Chief Financial Officer
Date: December 10, 2002                        (and principal accounting officer)
                                               Date: December 10, 2002

/s/ Peter G. Kleinhenz
-------------------------------------------
Peter G. Kleinhenz,
Director
Date: December 10, 2002

                                 CERTIFICATIONS

I, William W. Vogelhuber, certify that:

       1. I have reviewed this annual report on Form 10-K of Waterlink, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 10, 2002

                                         By: /s/ William W. Vogelhuber
                                          --------------------------------------
                                         President and Chief Executive Officer

I, Donald A. Weidig, certify that:

       1. I have reviewed this annual report on Form 10-K of Waterlink, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 10, 2002

                                         By: /s/ Donald A. Weidig
                                          --------------------------------------
                                         Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT                           EXHIBIT DESCRIPTION
-------                           -------------------
  * 3.1       Form of Fifth Amended and Restated Certificate of
              Incorporation of Waterlink (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
  * 3.2       Form of Amended and Restated By-Laws of Waterlink (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
  * 4.1       Form of Rights Agreement, dated as of May 23, 1997, between
              Waterlink and American Stock Transfer & Trust Company (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No.
              1-13041)
  * 4.2       Amended and Restated Registration Rights Agreement, dated as of March 6, 1997, by and among Waterlink, Brantley Venture
              Partners III, L.P., Theodore F. Savastano, River Cities
              Capital Fund Limited Partnership, IPP95, L.P., Environmental
              Opportunities Fund, L.P., Environmental Opportunities Fund
              (Cayman), L.P., Brantley Capital Corporation and National
              City Capital Corporation (filed as an exhibit to Waterlink's
              Registration Statement on Form S-1, filed April 16, 1997,
              Registration No. 333-25249).
  *10.1       Waterlink's 1995 Stock Option Plan (filed as an exhibit to
              Waterlink's Registration Statement on Form S-1, filed April
              16, 1997, Registration No. 333-25249).
  *10.2       Waterlink's 1997 Omnibus Incentive Plan (filed as an exhibit to Waterlink's Amendment No. 1 to Registration Statement on
              Form S-1, filed May 23, 1997, Registration No. 333-25249).
  *10.3       Waterlink's Employee Stock Purchase Plan (filed as an
              exhibit to Waterlink's Registration Statement on Form S-1, filed April 16, 1997, Registration No. 333-25249)
  *10.4       First Amendment, dated as of June 23, 1997, to Waterlink's
              Employee Stock Purchase Plan (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)
  *10.5       Credit Agreement, dated as of June 27, 1997, among
              Waterlink, Bank of America National Trust & Savings
              Association (successor by merger to Bank of America
              Illinois), as agent, and for other financial institutions
              party thereto (filed as an exhibit to Waterlink's Quarterly
              Report on Form 10-Q for the quarterly period ended June 30,
              1997, File No. 1-13041).
  *10.6       Waterlink's 1997 Non-Employee Director Stock Option Plan
              (filed as an exhibit to Waterlink's Registration Statement on Form S-1, filed April 16, 1997, Registration No.
              333-25249).
  *10.7       Stock Purchase Agreement between Waterlink, Inc., and
              Anglian Water Services Limited dated as of March 25, 1998
              (filed as an exhibit to Waterlink's Current Report on Form
              8-K, filed April 9, 1998, File No. 1-13041).
  *10.8       Amended and Restated Credit Agreement, dated as of June 27,
              1997 and amended and restated as of May 19, 1998, among
              Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, Letter of Credit Issuing
              Bank, and Swing Line Bank, and other financial institutions party hereto (filed as an exhibit to Waterlink's Current
              Report on Form 8-K, filed June 19, 1998, File No. 1-13041).
  *10.9       Executive Employment Agreement, dated June 8, 1998, between
              Waterlink and T. Scott King (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, File No. 1-13041).

EXHIBIT                           EXHIBIT DESCRIPTION
-------                           -------------------
  *10.10      Third Amendment, dated as of September 29, 1998, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and other financial
              institutions party hereto (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, File No. 1-13041).
  *10.11      Fourth Amendment, dated as of February 25, 1999, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and other financial
              institutions party hereto (filed as an exhibit to
              Waterlink's registration statement on Form S-1 filed on
              August 11, 1999, registration number 333-84985).
  *10.12      Fifth Amendment, dated as of June 29, 1999, to Amended and
              Restated Credit Agreement, dated as of May 19, 1998, among
              Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and other financial
              institutions party hereto (filed as an exhibit to
              Waterlink's registration statement on Form S-1 filed on
              August 11, 1999, registration number 333-84985).
  *10.13      Agreement dated as of April 15, 1999, among Waterlink, Inc.
              and each of the current holders of warrants issued pursuant to that certain Warrant Agreement dated as of March 6, 1997
              (filed as an exhibit to Waterlink's registration statement on Form S-1 filed on August 11, 1999, registration number
              333-84985).
  *10.14      Warrant Agreement dated as of July 9, 1999 among Waterlink and each of the Warrantholders party thereto (filed as an
              exhibit to Waterlink's amendment no. 1 to registration
              statement on Form S-1 filed on September 23, 1999,
              registration number 333-84985).
  *10.15      Sixth Amendment, dated as of September 30, 1999, to Amended and Restated Credit Agreement, dated as of May 19, 1998,
              among Waterlink, Inc. and Bank of America National Trust and
              Savings Association, as agent, and other financial
              institutions party hereto (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, File No. 1-13041).
  *10.16      Executive Employment Agreement, dated January 20, 2000,
              between Waterlink and Mark E. Brody (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 1-13041).
  *10.17      Amendment to Executive Employment Agreement, dated as of
              January 20, 2000, between Waterlink and T. Scott King (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No.
              1-13041).
  *10.18      Amended and Restated Credit Agreement, dated as of June 27,
              1997 and amended and restated as of February 11, 2000, among
              Waterlink, Inc. and Bank of America, NA, as agent, and the other financial institutions party hereto (filed as an
              exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 1-13041).
  *10.19      Eighth Amendment, dated as of May 2, 2000, to Amended and
              Restated Credit Agreement, dated as of February 11, 2000,
              among Waterlink, Inc. and Bank of America, NA, as agent, and the other financial institutions party hereto (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 1-13041).
  *10.20      Warrant Agreement dated January 20, 2000 between Waterlink,
              Inc. and CID Equity Partners V, L.P. (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, File No. 1-13041).

EXHIBIT                           EXHIBIT DESCRIPTION
-------                           -------------------
  *10.21      Amendment to Executive Employment Agreement, dated as of May
              19, 2000, between Waterlink and Mark E. Brody (filed as an exhibit to Waterlink's Annual Report on Form 10-K for the
              fiscal year ended September 30, 2000, File No. 1-13041).
  *10.22      Amendment to Executive Employment Agreement, dated as of May
              21, 2000, between Waterlink and T. Scott King (filed as an exhibit to Waterlink's Annual Report on Form 10-K for the
              fiscal year ended September 30, 2000, File No. 1-13041).
  *10.23      Ninth Amendment, dated as of September 28, 2000, to Amended and Restated Credit Agreement, dated as of February 11,
              2000, among Waterlink, Inc. and Bank of America, NA, as
              agent, and the other financial institutions party hereto
              (filed as an exhibit to Waterlink's Annual Report on Form
              10-K for the fiscal year ended September 30, 2000, File No.
              1-13041).
  *10.24      Tenth Amendment, dated as of December 29, 2000, to Amended and Restated Credit Agreement, dated as of February 11,
              2000, among Waterlink, Inc. and Bank of America, N.A., as
              agent, and the other financial institutions party thereto
              (filed as an exhibit to Waterlink's Quarterly Report on Form
              10-Q for the quarterly period ended December 31, 2000, File
              No. 1-13041).
  *10.25      Warrant Agreement dated as of January 18, 2001 among
              Waterlink, Inc., Brantley Venture Partners III, L.P., and
              CID Equity Capital V, L.P. (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, File No. 1-13041).
  *10.26      13% Subordinated Note dated as of January 18, 2001, in the amount of $500,000, from Waterlink, Inc. to Brantley Venture
              Partners III, L.P. (filed as an exhibit to Waterlink's
              Quarterly Report on Form 10-Q for the quarterly period ended
              December 31, 2000, File No. 1-13041).
  *10.27      13% Subordinated Note dated as of January 18, 2001, in the amount of $500,000, from Waterlink, Inc. to CID Equity
              Capital V, L.P. (filed as an exhibit to Waterlink's
              Quarterly Report on Form 10-Q for the quarterly period ended
              December 31, 2000, File No. 1-13041).
  *10.28      Eleventh Amendment and Waiver to Amended and Restated Credit
              Agreement, dated as of May 14, 2001, among Waterlink, Inc.
              and Bank of America, N.A., as agent, and the other financial institutions party thereto (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, File No. 1-13041).
  *10.29      Twelfth Amendment and Waiver to Amended and Restated Credit
              Agreement, dated as of September 30, 2001, among Waterlink,
              Inc. and Bank of America, N.A., as agent, and other
              financial institutions party thereto (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, File No. 1-3041).
  *10.30      Thirteenth Amendment and Waiver to Amended and Restated
              Credit Agreement, dated as of December 20, 2001, among
              Waterlink, Inc. and Bank of America, N.A., as agent, and
              other financial institutions party thereto (filed as an
              exhibit to Waterlink's Annual Report on Form 10-K for the
              fiscal year ended September 30, 2002, File No. 1-3041).
  *10.31      Fourteenth Amendment to Amended and Restated Credit
              Agreement, dated as of January 15, 2002, among Waterlink,
              Inc. and Bank of America, N.A., as agent, and other
              financial institutions party thereto (filed as an exhibit to
              Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, File No. 1-3041).
  *10.32      Executive Employment Agreement, dated as of November 1,
              2001, between Waterlink, Inc. and William W. Vogelhuber
              (filed as an exhibit to Waterlink's Quarterly Report on Form
              10-Q for the quarterly period ended December 31, 2001, File
              No. 1-3041).

EXHIBIT                           EXHIBIT DESCRIPTION
-------                           -------------------
  *10.33      Executive Employment Agreement, dated as of November 1,
              2001, between Waterlink, Inc. and Donald A. Weidig (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, File No.
              1-3041).
  *10.34      Letter Agreement dated as of February 7, 2002, between
              Waterlink, Inc. and T. Scott King (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, File No. 1-3041).
  *10.35      Letter Agreement dated as of February 7, 2002, between
              Waterlink, Inc. and Mark E. Brody (filed as an exhibit to
              Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, File No. 1-3041).
   10.36      Fifteenth Amendment to Amended and Restated Credit
              Agreement, dated as of October 1, 2002, among Waterlink,
              Inc. and Bank of America, N.A., as agent, and other
              financial institutions party thereto.
   21.1       List of Subsidiaries of Waterlink.
   23.1       Consent of Ernst & Young LLP.
   99.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              signed by William W. Vogelhuber.
   99.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              signed by Donald A. Weidig.

---------------

* Incorporated herein by reference as indicated.