Form 10-Q
period 2002-12-31
WATERLINK INC
filed 2003-02-12
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2002

                                    or

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

Common Stock, $.001 par value -19,665,149 shares outstanding as of January 31, 2003

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2002 and
         December 31, 2002                                                   3-4

         Consolidated statements of operations - Three months
         ended December 31, 2001 and 2002                                      5

         Consolidated statements of cash flows - Three months
         ended December 31, 2001 and 2002                                      6

         Notes to consolidated financial statements                         7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11-17

Item 4.  Controls and Procedures                                              18

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures                                                                    19

Certifications                                                             20-21


                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS-UNAUDITED


                                            September 30,  December 31,
                                                2002          2002
                                            -------------  ------------
ASSETS                                            (In thousands)
Current assets:
  Cash and cash equivalents                   $ 2,530        $ 3,241
  Trade accounts receivable, net               11,210         10,246
  Inventories                                  10,528          9,488
  Costs in excess of billings                   1,783            805
  Other current assets                          1,130            921
  Net assets of discontinued operations           640            390
                                              -------        -------
Total current assets                           27,821         25,091

Property, plant and equipment, at cost:
  Land, buildings and improvements              1,626          1,637
  Machinery and equipment                       6,538          6,869
  Office equipment                                717            782
                                              -------        -------
                                                8,881          9,288
  Less accumulated depreciation                 3,723          3,984
                                              -------        -------
                                                5,158          5,304

Other assets:
  Goodwill                                     24,250          3,830
  Other assets                                     85            235
  Net assets of discontinued operations         2,170          2,170
                                              -------        -------
                                               26,505          6,235
                                              -------        -------
Total assets                                  $59,484        $36,630
                                              =======        =======


                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)

                                                          September 30,    December 31,
                                                              2002             2002
                                                          -------------    ------------
                                                                 (In thousands,
LIABILITIES AND SHAREHOLDERS' EQUITY                           except share data)
Current liabilities:
  Trade accounts payable                                    $  6,848        $   5,103
  Accrued expenses                                             5,988            5,597
  Billings in excess of cost                                     232              659
  Accrued income taxes                                           313              309
  Current debt obligations                                    39,674           39,130
                                                            --------        ---------
Total current liabilities                                     53,055           50,798

Accrued pension costs                                          3,787            3,787

Shareholders' equity (deficit):
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                       --               --
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 19,659,694 shares
    at September 30, 2002 and December 31, 2002                   20               20
  Additional paid-in capital                                  92,174           92,174
  Accumulated other comprehensive loss                        (6,314)          (6,044)
  Accumulated deficit                                        (83,238)        (104,105)
                                                            --------        ---------
Total shareholders' equity (deficit)                           2,642          (17,955)
                                                            --------        ---------
Total liabilities and shareholders' equity                  $ 59,484        $  36,630
                                                            ========        =========

                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED

                                                          Three Months Ended
                                                             December 31,
                                                          2001         2002
                                                       --------      --------
                                                            (In thousands,
                                                         except per share data)
Net sales                                              $ 14,880      $ 14,295
Cost of sales                                            11,525        11,155
                                                       --------      --------
Gross profit                                              3,355         3,140

Selling, general and administrative expenses              2,595         2,542
Amortization                                                159            --
                                                       --------      --------
Operating income                                            601           598

Other expense:
  Interest expense                                         (959)         (870)
  Amortization of loan fees                                (259)          (76)
  Other items-net                                           (19)            3
                                                       --------      --------
Loss before income taxes                                   (636)         (345)
Income taxes                                                  3            22
                                                       --------      --------
Loss from continuing operations                            (639)         (367)

Discontinued operations-loss from operations                (99)           --
                                                       --------      --------
Loss before cumulative effect of accounting change         (738)         (367)
Cumulative effect of accounting change                       --       (20,500)
                                                       --------      --------

Net loss                                               $   (738)     $(20,867)
                                                       ========      ========
Per share data:
  Basic and assuming dilution:
    Continuing operations                              $  (0.03)     $  (0.02)
    Discontinued operations                               (0.01)           --
    Cumulative effect of accounting change                   --         (1.04)
                                                       --------      --------
                                                       $  (0.04)     $  (1.06)
                                                       ========      ========

Weighted average common shares outstanding-
  Basic and assuming dilution                            19,660        19,660


                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

                                                             Three Months Ended
                                                                 December 31,
                                                              2001          2002
                                                             -------      -------
                                                                (In thousands)

OPERATING ACTIVITIES
Loss from continuing operations                              $  (639)     $  (367)
Adjustments to reconcile loss from continuing operations
  to net cash (used) provided by operating activities:
    Depreciation                                                 175          213
    Amortization                                                 417           76
    Changes in working capital:
      Accounts receivable                                      1,490        1,043
      Inventories                                               (512)       1,095
      Costs in excess of billings                                233          989
      Other assets                                              (322)         225
      Accounts payable                                        (1,179)      (1,804)
      Accrued expenses                                          (296)        (555)
      Billings in excess of cost                                (219)         426
      Accrued income taxes                                       (42)          (6)
                                                             -------      -------
Net cash (used) provided by operating activities                (894)       1,335

INVESTING ACTIVITIES
Purchases of equipment                                          (124)        (309)
Proceeds from sale of divisions                                   66          250
                                                             -------      -------
Net cash used in investing activities                            (58)         (59)

FINANCING ACTIVITIES
Proceeds from debt obligations                                   422          635
Payments on debt obligations                                    (167)      (1,193)
                                                             -------      -------
Net cash provided by (used in) financing activities              255         (558)

Effect of exchange rate changes on cash                          (20)          39
                                                             -------      -------
Cash flows (used) provided by continuing operations             (717)         757
Cash flows used by discontinued operations                      (338)         (46)
                                                             -------      -------
(Decrease) increase in cash and cash equivalents              (1,055)         711
Cash and cash equivalents at beginning of period               1,646        2,530
                                                             -------      -------
Cash and cash equivalents at end of period                   $   591      $ 3,241
                                                             =======      =======

                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

   (INFORMATION AS OF DECEMBER 31, 2002 AND FOR THE THREE-MONTH PERIODS ENDED
                    DECEMBER 31, 2001 AND 2002 IS UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

2.   DISCONTINUED OPERATIONS

     In May 2002, the Company sold substantially all of the assets of its Pure Water Division for approximately $15.6 million in cash, $12.9 million of which was received at closing and $2.7 million of which has either been placed in escrow or has been held back by the purchaser, subject to reduction for any indemnification claims made on or before May 30, 2004. There will not be any gain or loss recorded in connection with the sale of the Pure Water Division until such time as all indemnification periods have expired and the amounts have been released from escrow.

     Accordingly, the results of operations for the Pure Water Division have been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. Information regarding discontinued operations for the three-month period ended December 31, 2001 is presented below (in thousands):

                 Net sales                     $  3,529
                 Operating income                   129
                 Allocated interest expense        (228)
                 Income tax expense                  --
                                               --------
                 Loss from operations          $    (99)
                                               ========

         The remaining escrows and holdbacks related to the sale of the Pure Water Division have been classified either as current or long-term assets on the consolidated balance sheets at September 30, 2002 and December 31, 2002 based on the anticipated timing of their release.

3.   CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such impairment could exist. The Company adopted the provisions of SFAS No. 142 effective October 1, 2002, and as a result, no longer records goodwill amortization, which was $159,000 for the three months ended December 31, 2001.

         During the three months ended December 31, 2002, the Company completed the initial goodwill impairment review as required under SFAS No. 142 and determined that an impairment condition did exist. Using a discounted cash flow analysis prepared by management, supported by an independent assessment of what a market comparable valuation might be, the Company determined it was necessary to reduce the balance of goodwill at October 1, 2002 by $20,500,000. As of December 31, 2002, the remaining balance of goodwill was approximately $3,830,000.

         Had we accounted for goodwill under SFAS No. 142 for all periods presented, our results from continuing operations and related per share amounts would have been as follows (in thousands, except per share data):

                                                            Three Months Ended
                                                               December 31,
                                                             2001       2002
                                                          ----------------------
     Reported loss from continuing operations               $(639)     $  (367)
     Add back goodwill amortization                           159           --
                                                          ----------------------
     Adjusted loss from continuing operations               $(480)     $  (367)
                                                          ======================


     Reported loss per share from continuing operations     $(0.03)    $ (0.02)
     Add back goodwill amortization                           0.01          --
                                                          ----------------------
     Adjusted loss per share from continuing operations     $(0.02)    $ (0.02)
                                                          ======================

         There was no income tax effect related to the elimination of goodwill amortization, since goodwill amortization with regard to the reporting units is non-deductible for income tax purposes based on the nature of the acquisition. Per share amounts for basic and assuming dilution are identical, as all common stock equivalents are anti-dilutive for both periods presented.

4.   INVENTORIES

Inventories consisted of the following (in thousands):

                                                September 30,   December 31,
                                                    2002           2002
                                                ----------------------------
     Raw materials and supplies                    $ 6,279        $6,071
     Work in process                                   203           282
     Finished goods                                  4,046         3,135
                                                ----------------------------
                                                   $10,528        $9,488
                                                ============================

5.   CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (in thousands):

                                                 September 30,  December 31,
                                                     2002           2002
                                                 ---------------------------
     Contract costs incurred to date               $20,664        $ 9,897
     Estimated profits                               8,753          4,184
                                                 ---------------------------
     Contract revenue earned to date                29,417         14,081
     Less billings to date                          27,866         13,935
                                                 ---------------------------
     Costs and estimated earnings in excess
       of billings, net                            $ 1,551        $   146
                                                 ===========================

         The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                                 September 30,  December 31,
                                                     2002           2002
                                                 ---------------------------
     Costs in excess of billings                   $ 1,783        $   805
     Billings in excess of cost                       (232)          (659)
                                                 ---------------------------
                                                   $ 1,551        $   146
                                                 ===========================


6.   CAPITALIZATION

Debt obligations consisted of the following (in thousands):

                                                  September 30,  December 31,
                                                      2002           2002
                                                  ---------------------------
     Senior credit facility with a group of banks   $36,424        $35,231
     Revolving facility in England with a bank           --            649
     Subordinated notes to related parties            1,000          1,000
     Convertible subordinated notes payable
       to former shareholders of C'treat              2,250          2,250
                                                  ---------------------------
                                                    $39,674        $39,130
                                                  ===========================

         The Company's senior credit facility is with Bank of America, NA, as agent, and with five other participating banks. Effective October 1, 2002, the Company entered into an amendment to its senior credit facility that extended the maturity date of the facility from October 1, 2002 to October 1, 2003, assuming the Company maintains a certain level of earnings before interest and taxes and maintains certain balance sheet ratios through September 30, 2003. The amendment also requires the Company to present to the senior lenders on or before June 30, 2003 a plan to repay the senior debt obligations. Concurrent with the amendment to the senior credit facility, the maturity dates of all subordinated notes payable were extended until October 15, 2003.

         In December 2002, Sutcliffe Speakman Limited, Waterlink's wholly-owned operating subsidiary in England, entered into a credit facility with The Royal Bank of Scotland, with availability based on a percentage of eligible accounts receivable, with a maximum borrowing amount of 1,250,000 pounds sterling. In connection with this facility, certain accounts receivable in England were pledged as collateral. In connection with entering into this credit facility, Waterlink remitted $1 million of the proceeds to our senior bank group as required by the October 1, 2002 amendment to the senior credit facility.

         The comprehensive loss for the three months ended December 31, 2001 and 2002 was $966,000 and $20,597,000, respectively. The only significant component of comprehensive income or loss, other than net income or loss, is the effect of foreign currency translation adjustments.

7.   GOING CONCERN CONSIDERATIONS

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in
Note 6, all of Waterlink's outstanding debt obligations are classified as current liabilities, causing a working capital deficiency of $25,707,000. This raises substantial doubt about Waterlink's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Waterlink be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to: generate sufficient cash flows to operate its business; meet its debt covenant requirements; and develop and execute a plan to repay the senior credit facility obligations on or prior to the maturity date. At this time, Waterlink can give no level of assurance that we will be successful in developing and executing a plan to repay the senior credit facility on or prior to the maturity date. If we are unable to successfully satisfy requisite conditions and to repay the senior credit facility, then Waterlink would be in default at that time under the terms of the credit agreement. If there is such an event of default the senior lenders could declare that all borrowings under the senior credit facility are then immediately due and payable. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

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

Retirement Plans

         Waterlink sponsors two defined benefit pension plans that cover substantially all of our employees. The accounting for pensions is determined by standardized accounting and actuarial methods that include critical assumptions; which include discount rates, expected return on plan assets and future compensation increases. Waterlink considers these assumptions to be critical as they can impact periodic pension expense as well as the minimum pension liability. During the year ended September 30, 2002, Waterlink increased the additional minimum pension liability by $2,219,000 and reduced equity by the corresponding amount. At December 31, 2002, Waterlink's accrued pension liabilities totaled $3,787,000.

BACKLOG

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of December 31, 2002, Waterlink's total backlog from continuing operations was approximately $14.1 million, consisting of $12.7 million of firm commitments to purchase carbon and related services and $1.4 million of written purchase orders for systems and equipment. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

         The following table sets forth, for the periods indicated, statements of operations data as a percentage of net sales. In an effort to enhance comparability between the two periods, goodwill amortization has been excluded from the three month period ended December 31, 2001.

                                                           Three Months Ended
                                                              December 31,
                                                           2001         2002
                                                          -----        -----
Net sales                                                 100.0%       100.0%
Cost of sales                                              77.4         78.0
                                                          -----        -----
Gross profit                                               22.6         22.0

Selling, general and administrative expenses               17.5         17.8
                                                          -----        -----
Operating income                                            5.1          4.2

Other expense:
     Interest expense                                      (6.4)        (6.1)
     Amortization of financing costs                       (1.8)        (0.5)
     Other items - net                                     (0.1)         0.0
                                                          -----        -----
Loss before income taxes                                   (3.2)        (2.4)
Income taxes                                                0.0          0.2
                                                          -----        -----
Loss from continuing operations                            (3.2)        (2.6)

Discontinued operations                                    (0.7)          --
                                                          -----        -----
Loss before cumulative effect of accounting change         (3.9)        (2.6)
Cumulative effect of an accounting change                    --       (143.4)
                                                          -----        -----
Net loss                                                   (3.9)%     (146.0)%
                                                          =====        =====

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Net Sales: Net sales for the three months ended December 31, 2002 were $14,295,000, a decrease of $585,000, or 3.9%, from the $14,880,000 in net sales reported in the comparable prior period. On a consolidated basis, sales of carbons and related services increased by 4.5%, represented by a 43.7% increase in England that was partially offset by a 6.2% decrease in the United States. This overall growth in sales of carbon and related services was more than offset by a 30.5% decrease in sales of capital equipment. Sales of capital equipment were down in both the United States and England as compared to the prior year. Sales of capital equipment continue to be impacted by the lack of spending in the marketplace.

Gross Profit: Gross profit for the three months ended December 31, 2002 was $3,140,000, a decrease of $215,000 from the comparable prior period, primarily due to the decrease in net sales. In addition, gross margins decreased slightly from 22.6% for the three months ended December 31, 2001 to 22.0% for the current quarter. The decrease in the gross margin reflects product mix and the classification of certain manufacturing costs as compared to the prior year quarter.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended December 31, 2002 were $2,542,000, a decrease of $53,000 from the comparable prior period. This decrease is the result of the consolidation of the corporate headquarters into the Specialty Products Division that occurred effective November 1, 2001, partially offset by other costs. Selling, general and administrative expenses as a percentage of net sales were 17.8% for the three months ended December 31, 2002 as compared to 17.5% for the comparable prior period.

Interest Expense: Interest expense for the three months ended December 31, 2002 was $870,000, a decrease of $89,000 from the comparable prior period. This decrease reflects both a decrease in interest rates and principal reductions made over the last year.

Amortization of Financing Costs: Amortization of financing costs was $76,000 for the three months ended December 31, 2002 and $259,000 for the three months ended December 31, 2001. The amount in the prior year period reflects the amortization of a bank amendment fee relating to an amendment that extended the maturity date of our senior credit facility from October 1, 2001 to January 15, 2002. Virtually this entire amendment fee was amortized during the three months ended December 31, 2001.

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

         -    the funding of its acquisition program

         - working capital requirements including the funding for growth at certain operations

         -    the funding required for certain under-performing acquisitions

         - the funding of interest on borrowings and the repayment of borrowings

         In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives, including the sale of all or part of Waterlink that could maximize our shareholders' investment in Waterlink. To date, Waterlink has sold four of its five operating divisions: the biological division in two separate transactions in September and December 2000; the separations division in February 2001; the European water and wastewater division in a series of transactions during the fourth quarter of our fiscal year ended September 30, 2001, and the pure water division in May 2002. At December 31, 2002, Waterlink has recorded $2,560,000 of net assets of discontinued operations that represents amounts either placed in escrow or held back by the purchaser of the pure water division. These assets are subject to reduction for indemnification claims made on or before May 30, 2004.

         In September 2001 the Board of Directors of Waterlink determined the corporate office should be relocated to its Columbus, Ohio facility. This consolidation resulted in personnel reductions and the disposition of certain fixed assets. Accordingly, Waterlink recorded a special charge of $2,560,000 in 2001 relating to severance obligations to eight individuals and the write-off of certain fixed assets. At December 31, 2002, approximately $1,366,000 remains accrued for severance obligations relating to two of these individuals and is currently being paid at a rate of approximately $24,000 per month.

         Waterlink does not currently anticipate making significant capital investments in plant and equipment because we believe our current businesses do not require such investments as well as our current financial position.

         For the three months ended December 31, 2002, net cash provided by operating activities was $1,335,000 and purchases of equipment totaled $309,000. During the three months ended December 31, 2002, Waterlink collected $250,000 of proceeds related to the sale of the European water and wastewater division that was previously held back. This entire amount was remitted to our senior lenders as required by the domestic senior credit facility.

Credit Availability

         As of December 31, 2002, Waterlink's credit facilities were comprised of (1) a $35,231,000 domestic senior credit facility with Bank of America, NA, as agent, which expires on October 1, 2003, (2) a 1,250,000 pounds sterling revolving credit facility in England with The Royal Bank of Scotland, and (3) a $200,000 credit facility for our operating subsidiary in England with Bank of America to support duty bonds and other similar instruments. The credit facilities will be utilized primarily to fund operating activities of Waterlink. At December 31, 2002 there were no borrowings available under the domestic senior credit facility in the United States and approximately $527,000 of borrowings available in England with The Royal Bank of Scotland.

         Effective October 1, 2002, Waterlink entered into an amendment to our domestic senior credit facility that extended the maturity date of the facility from October 1, 2002 to October 1, 2003, assuming Waterlink maintains a certain level of earnings before interest and taxes and maintains certain balance sheet ratios through September 30, 2003. The amendment also requires Waterlink to present to the senior lenders on or before June 30, 2003 a plan to repay the senior debt obligations. Without an amendment to our domestic senior credit facility that would further extend the maturity date, an infusion of additional capital, or the sale of significant assets, Waterlink will not be able to meet its scheduled payment obligations under the domestic senior credit facility. At this time, Waterlink can give no level of assurance that we will be successful in developing and executing a plan to repay the domestic senior credit facility on or prior to the maturity date. If we are unable to successfully satisfy requisite conditions and to repay the domestic senior credit facility, then Waterlink would be in default at that time under the terms of the credit agreement. If there is such an event of default the senior lenders could declare that all borrowings under the credit agreement are then immediately due and payable. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

         In December 2002, Sutcliffe Speakman Limited, Waterlink's wholly-owned operating subsidiary in England, entered into a credit facility with The Royal Bank of Scotland, with availability based on a percentage of eligible accounts receivable, with a maximum borrowing amount of 1,250,000 pounds sterling. In connection with this facility certain accounts receivable were pledged as collateral. In connection with entering into this credit facility, Waterlink remitted $1 million of the proceeds to our senior bank group as required by the October 1, 2002 amendment to the domestic senior credit facility. The balance outstanding on the facility with The Royal Bank of Scotland in England was approximately $649,000 at December 31, 2002.

         The credit facilities restrict or prohibit Waterlink from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. The banks that participate in the domestic senior credit facility also must approve acquisitions and dispositions. Waterlink's obligations under the domestic senior credit facility are secured by liens on substantially all of Waterlink's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of Waterlink's subsidiaries. In addition, Waterlink has guaranteed the payment by our operating subsidiary in England of its obligations under the $200,000 facility with Bank of America.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Waterlink adopted SFAS No. 144 as of October 1, 2002 and the adoption of SFAS No. 144 did not have an impact on Waterlink's financial position or results from operations.

         In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and, accordingly, Waterlink can only determine prospectively the impact, if any, SFAS No. 146 would have on Waterlink's financial position and results of operations.

         In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS 123 "Accounting for Stock-Based Compensation" and APB Opinion No. 28, "Interim Financial Reporting." Companies reporting stock-based compensation on the intrinsic value method, as does Waterlink, will be required to include in interim financial statements, as well as annual financial statements, certain disclosures of stock-based compensation cost and pro forma net income and earnings per share information as if the fair value method of accounting for stock-based compensation had been applied to all periods. SFAS No. 148's amendment of annual disclosure requirements is effective for Waterlink's fiscal year ending September 30, 2003, while its impact on interim financial information is effective for Waterlink's quarter ending March 31, 2003. SFAS No. 148 will have no impact on consolidated net income or net worth of the Company upon implementation.

FORWARD LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on a variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

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

                  -    the effect of strikes at a customer's facilities

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

                  -    changes in cost of labor and benefits

                  -    the cost and availability of raw materials and energy

         -    the cost of capital, including interest rate increases

         -    unanticipated litigation, claims or assessments

         Readers are referred to the "Forward-Looking Statements" and "Risk Factors" sections, commencing on page 16, in Waterlink's 2002 Annual Report on Form 10-K filed on December 10, 2002, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements herein.

ITEM 4.  CONTROLS AND PROCEDURES

(A) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 4, 2003, the evaluation date. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

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


         (b) Reports on Form 8-K.

                  On December 12, 2002 Waterlink filed a Current Report on Form 8-K reporting under Item 4 the resignation of Ernst & Young LLP as our independent auditors, and the appointment of Saltz Shamis & Goldfarb, Inc. to serve as our independent auditors for the fiscal year ending September 30, 2003. A letter from Ernst & Young LLP to the Securities and Exchange Commission stating that Ernst & Young LLP is in agreement with the statement contained in the first paragraph of Item 4 of the Current Report on Form 8-K, and including under Item 7(c) a copy of such letter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Waterlink, Inc.
                                      (Registrant)


                                      By: /s/ William W. Vogelhuber
                                         -------------------------------------
                                          William W. Vogelhuber
                                          President and Chief Executive Officer

                                      By: /s/ Donald A. Weidig
                                         -------------------------------------
                                          Donald A. Weidig
                                          Chief Financial Officer


Dated: February 12, 2003

                                 CERTIFICATIONS

I, William W. Vogelhuber, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Waterlink, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     February 12, 2003

                                       By: /s/ WILLIAM W. VOGELHUBER
                                          --------------------------------------
                                           President and Chief Executive Officer

I, Donald A. Weidig, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Waterlink, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     February 12, 2003

                                         By: /s/ DONALD A. WEIDIG
                                            -----------------------------------
                                             Chief Financial Officer