Form 10-Q
period 2003-03-31
WATERLINK INC
filed 2003-05-13
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended March 31, 2003
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value -19,665,149 shares outstanding as of April 30,
2003

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                                           PAGE
                                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2002 and
         March 31, 2003                                                                    3 - 4

         Consolidated statements of operations - Three months ended March 31,
         2002 and 2003; Six months ended
         March 31, 2002 and 2003                                                               5

         Consolidated statements of cash flows - Six months
         ended March 31, 2002 and 2003                                                         6

         Notes to consolidated financial statements                                       7 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       12 - 18

Item 4.  Controls and Procedures                                                              19

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders                                   19

Item 6.   Exhibits and Reports on Form 8-K                                                    19

Signatures                                                                                    20

Certifications                                                                           21 - 22

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS-UNAUDITED


                                                    September 30,       March 31,
                                                        2002              2003
                                                    -------------      -----------
                                                             (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                              $ 2,530         $ 1,986
  Trade accounts receivable, net                          11,210          11,711
  Inventories                                             10,528           9,592
  Costs in excess of billings                              1,783             851
  Other current assets                                     1,130             752
  Net assets of discontinued operations                      640             390
                                                         -------         -------
Total current assets                                      27,821          25,282

Property, plant and equipment, at cost:
  Land, buildings and improvements                         1,626           1,689
  Machinery and equipment                                  6,538           7,086
  Office equipment                                           717             810
                                                         -------         -------
                                                           8,881           9,585
  Less accumulated depreciation                            3,723           4,173
                                                         -------         -------
                                                           5,158           5,412

Other assets:
  Goodwill                                                24,250           3,730
  Other assets                                                85             125
  Net assets of discontinued operations                    2,170           2,170
                                                         -------         -------
                                                          26,505           6,025
                                                         -------         -------
Total assets                                             $59,484         $36,719
                                                         =======         =======


                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)


                                                          September 30,       March 31,
                                                              2002              2003
                                                         --------------     -------------
                                                                  (In thousands,
                                                                 except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                    $   6,848        $   5,087
  Accrued expenses                                              5,988            6,148
  Billings in excess of cost                                      232            1,218
  Accrued income taxes                                            313              309
  Current debt obligations                                     39,674           38,319
                                                            ---------        ---------
Total current liabilities                                      53,055           51,081

Accrued pension costs                                           3,787            3,815

Shareholders' equity (deficit):
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                        --               --
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 19,659,694 shares
    at September 30, 2002 and 19,665,149 shares
    at March 31, 2003                                              20               20
  Additional paid-in capital                                   92,174           92,174
  Accumulated other comprehensive loss                         (6,314)          (6,323)
  Accumulated deficit                                         (83,238)        (104,048)
                                                            ---------        ---------
Total shareholders' equity (deficit)                            2,642          (18,177)
                                                            ---------        ---------
Total liabilities and shareholders' equity                  $  59,484        $  36,719
                                                            =========        =========



                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                     Three Months Ended              Six Months Ended
                                                          March 31,                      March 31,
                                                    2002             2003           2002             2003
                                                  --------        --------        --------        --------
                                                          (In thousands, except per share data)

Net sales                                         $ 16,143        $ 15,768        $ 31,023        $ 30,063
Cost of sales                                       12,353          12,277          23,878          23,432
                                                  --------        --------        --------        --------
Gross profit                                         3,790           3,491           7,145           6,631

Selling, general and
  administrative expenses                            2,461           2,496           5,057           5,038
Amortization                                           158              --             316              --
                                                  --------        --------        --------        --------
Operating income                                     1,171             995           1,772           1,593
Other expense:
  Interest expense                                    (902)           (826)         (1,862)         (1,696)
  Amortization of financing costs                     (117)            (56)           (376)           (132)
  Other items-net                                      (22)             (1)            (41)              2
                                                  --------        --------        --------        --------
Income (loss) before income taxes                      130             112            (507)           (233)
Income taxes                                             3              55               6              77
                                                  --------        --------        --------        --------
Income (loss) from continuing operations               127              57            (513)           (310)

Loss from discontinued operations                     (120)             --            (219)             --
                                                  --------        --------        --------        --------
Loss before cumulative effect of
   accounting change                                     7              57            (732)           (310)
Cumulative effect of accounting change                  --              --              --         (20,500)
                                                  --------        --------        --------        --------

Net income (loss)                                 $      7        $     57        $   (732)       $(20,810)
                                                  ========        ========        ========        ========

Per share data:
   Basic and assuming dilution:
     Continuing operations                        $   0.01        $   0.00        $  (0.03)       $  (0.02)
     Discontinued operations                         (0.01)             --           (0.01)             --
     Cumulative effect of accounting change             --              --              --           (1.04)
                                                  --------        --------        --------        --------
                                                  $   0.00        $   0.00        $  (0.04)       $  (1.06)
                                                  ========        ========        ========        ========

Weighted average common shares outstanding:
  Basic                                             19,660          19,664          19,660          19,662
  Assuming dilution                                 20,111          20,092          19,660          19,662


                 See notes to consolidated financial statements

                               PART I, ITEM I - FINANCIAL STATEMENTS

                                  WATERLINK, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED


                                                                  Six Months Ended
                                                                      March 31,
                                                                 2002            2003
                                                             -----------     -----------
                                                                    (In thousands)
OPERATING ACTIVITIES
Loss from continuing operations                                $  (513)       $  (310)
Adjustments to reconcile loss from continuing operations
  to net cash provided by operating activities:
    Depreciation and amortization                                1,151            567
    Deferred income taxes                                           --             47
    Changes in working capital:
      Accounts receivable                                          453           (468)
      Inventories                                                  890            957
      Costs in excess of billings                                 (341)           938
      Other assets                                                 (65)           440
      Accounts payable                                          (1,449)        (1,792)
      Accrued expenses                                             (64)           (65)
      Billings in excess of cost                                    37            985
      Accrued income taxes                                         (67)            (5)
                                                               -------        -------
Net cash provided by operating activities                           32          1,294

INVESTING ACTIVITIES
Proceeds from sale of divisions                                     66            250
Purchases of equipment                                            (233)          (672)
                                                               -------        -------
Net cash used by investing activities                             (167)          (422)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                 422            189
Payments on long-term borrowings                                  (591)        (1,543)
                                                               -------        -------
Net cash used by financing activities                             (169)        (1,354)

Effect of exchange rate changes on cash                            (49)            23
                                                               -------        -------
Cash flows used by continuing operations                          (353)          (459)
Cash flows used in discontinued operations                        (867)           (85)
                                                               -------        -------
Decreases in cash and cash equivalents                          (1,220)          (544)
Cash and cash equivalents at beginning of period                 1,646          2,530
                                                               -------        -------
Cash and cash equivalents at end of period                     $   426        $ 1,986
                                                               =======        =======




                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

   (INFORMATION AS OF MARCH 31, 2003 AND FOR THE THREE AND SIX -MONTH PERIODS
                  ENDED MARCH 31, 2002 AND 2003 IS UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

         Accordingly, the results of operations for the Pure Water Division have been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. Information regarding discontinued operations for the three and six-month periods ended March 31, 2002 is presented below (in thousands):

                                                      Three            Six
                                                      Months          Months
                                                      Ended           Ended
                                                          March 31, 2002
                                                  ------------------------------
   Net sales                                      $      3,342    $      6,871
   Operating income                                        115             243
   Allocated interest expense                             (235)           (462)
   Income tax expense                                        -               -
                                                  ------------------------------
   Loss from operations                           $       (120)   $       (219)
                                                  ==============================

         The remaining escrows and holdbacks related to the sale of the Pure Water Division have been classified either as current or long-term assets on the consolidated balance sheets at September 30, 2002 and March 31, 2003 based on the anticipated timing of their release.

3.    CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such impairment could exist. The Company adopted the provisions of SFAS No. 142 effective October 1, 2002, and as a result, no longer records goodwill amortization, which was $158,000 and $316,000 for the three and six-months ended March 31, 2002, respectively.

         During the quarter ended December 31, 2002, the Company completed the initial goodwill impairment review as required under SFAS No. 142 and determined that an impairment condition did exist. Using a discounted cash flow analysis prepared by management, supported by an independent assessment of what a market comparable valuation might be, the Company determined it was necessary to reduce the balance of goodwill at October 1, 2002 by $20,500,000.

         Had we accounted for goodwill under SFAS No. 142 for all periods presented, our results from continuing operations and related per share amounts would have been as follows (in thousands, except per share data):

                                                             Three Months Ended           Six Months Ended
                                                                  March 31,                  March 31,
                                                             2002          2003         2002          2003
                                                           --------------------------------------------------
   Reported income (loss) from continuing operations       $   127       $    57      $  (513)       $  (310)
   Add back goodwill amortization                              158            --          316             --
                                                           --------------------------------------------------
   Adjusted income (loss) from continuing operations       $   285       $    57      $  (197)       $  (310)
                                                           ==================================================


   Reported income (loss) per share from continuing
     operations                                            $  0.01       $  0.00      $ (0.03)       $ (0.02)
   Add back goodwill amortization                             0.01            --         0.02             --
                                                           --------------------------------------------------
   Adjusted income (loss) per share from
     continuing operations                                 $  0.02       $  0.00      $ (0.01)       $ (0.02)
                                                           ==================================================



         There was no income tax effect related to the elimination of goodwill amortization, since goodwill amortization with regard to the reporting units is non-deductible for income tax purposes based on the nature of the acquisition. Per share amounts for basic and assuming dilution are identical, as all common stock equivalents are anti-dilutive for both periods presented.

4.     INVENTORIES

Inventories consisted of the following (in thousands):

                                                                           September 30,         March 31,
                                                                                2002               2003
                                                                         ---------------------------------------
         Raw materials and supplies                                           $ 6,279             $ 6,143
         Work in process                                                          203                 296
         Finished goods                                                         4,046               3,153
                                                                         ---------------------------------------
                                                                              $ 10,528            $ 9,592
                                                                         =======================================

5.    CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (in thousands):

                                                                            September 30,        March 31,
                                                                                2002               2003
                                                                         ---------------------------------------
       Contract costs incurred to date                                        $ 20,664           $ 10,666
       Estimated profits                                                         8,753              4,578
                                                                         ---------------------------------------
       Contract revenue earned to date                                          29,417             15,244
       Less billings to date                                                    27,866             15,611
                                                                         ---------------------------------------
       Costs and estimated earnings in excess of
           (less than) billings, net                                          $  1,551            $  (367)
                                                                         =======================================


         The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                                                           September 30,         March 31,
                                                                                2002               2003
                                                                         ---------------------------------------
       Costs in excess of billings                                            $ 1,783              $ 851
       Billings in excess of cost                                                (232)            (1,218)
                                                                         ---------------------------------------
                                                                              $ 1,551             $ (367)
                                                                         =======================================

6.     CAPITALIZATION

Debt obligations consisted of the following (in thousands):

                                                                           September 30,          March 31,
                                                                                2002                2003
                                                                        -----------------------------------------
   Senior credit facility with a group of banks                              $36,424              $34,881
   Revolving facility in England with a bank                                       -                  188
   Subordinated notes to related parties                                       1,000                1,000
   Convertible subordinated notes payable to former
     shareholders of acquired business                                         2,250                2,250
                                                                        -----------------------------------------
                                                                             $39,674              $38,319
                                                                        =========================================

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

         The comprehensive loss for the three months ended March 31, 2002 and 2003 was $327,000 and $222,000, respectively. The comprehensive loss for the six months ended March 31, 2002 and 2003 was $1,293,000 and $20,819,000,
respectively. The only significant component of comprehensive income or loss, other than net income or loss, was the effect of foreign currency translation adjustments.

7.    GOING CONCERN CONSIDERATIONS

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in
Note 6, all of Waterlink's outstanding debt obligations are classified as current liabilities, causing a working capital deficiency of $25,799,000. This raises substantial doubt about Waterlink's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Waterlink be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to: generate sufficient cash flows to operate its business; meet its debt covenant requirements; and develop and execute a plan to repay the senior credit facility obligations on or prior to the maturity date. At this time, Waterlink can give no level of assurance that we will be successful in developing and executing a plan to repay the senior credit facility on or prior to the maturity date. If we are unable to successfully satisfy requisite conditions and to repay the senior credit facility, then Waterlink would be in default at that time under the terms of the credit agreement. If there is such an event of default the senior lenders could declare that all borrowings under the senior credit facility are then immediately due and payable. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

8.       EARNINGS PER SHARE

         The following table sets forth the computation of weighted average common shares outstanding, basic and assuming dilution, for the three-month periods ended March 31, 2002 and 2003 (in thousands):

                                                                      Three Month Ended
                                                                           March 31
                                                                    2002              2003
                                                               -------------------------------
   Average shares outstanding-basic                                19,660            19,664
   Effect of dilutive common stock warrants                           451               428
                                                               -------------------------------
   Average shares outstanding-assuming dilution                    20,111            20,092
                                                               ===============================


         The adjustment to earnings related to cash generated from the exercise of dilutive common stock warrants was less than $1,000 and did not impact the computation of earnings per share for either period presented.


9.       STOCK BASED COMPENSATION

         The Company accounts for employee stock options using the intrinsic value method. The Company has no current plans to change accounting methods. If the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" had been applied to all stock based awards, the results would have been (in thousands, except for per share data):

                                                           Three Months Ended            Six Months Ended
                                                               March 31,                     March 31,
                                                         2002           2003            2002            2003
                                                       --------------------------------------------------------
   PRO FORMA IMPACT OF FAIR VALUE METHOD
   Reported net income (loss)                          $      7       $     57        $   (732)       $(20,810)
   Stock-based employee compensation determined
     under fair value based method, net of taxes            109            (11)            251             (26)
                                                       --------------------------------------------------------
   Pro forma net income (loss)                         $    116       $     46        $   (481)       $(20,836)
                                                       ========================================================

   EARNINGS (LOSS) PER COMMON SHARE
   Basic and assuming dilution-as reported             $   0.00       $   0.00        $  (0.04)       $  (1.06)
   Basic and assuming dilution-pro forma               $   0.01       $   0.00        $  (0.02)       $  (1.06)

The fair value of each award granted was estimated using a Black Scholes option-pricing model.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Waterlink is an international provider of integrated water and air purification solutions for both industrial and municipal customers. Waterlink was incorporated in Delaware on December 7, 1994. The continuing operations of Waterlink are comprised of Barnebey Sutcliffe Corporation in the United States, Sutcliffe Speakman Limited in England, and the corporate office.

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

Retirement Plans

         Waterlink sponsors two defined benefit pension plans that cover substantially all of our employees. The accounting for pensions is determined by standardized accounting and actuarial methods that include critical assumptions; which include discount rates, expected return on plan assets and future compensation increases. Waterlink considers these assumptions to be critical as they can impact periodic pension expense as well as the minimum pension liability. During the year ended September 30, 2002, Waterlink increased the additional minimum pension liability by $2,219,000 and reduced equity by the corresponding amount. At March 31, 2003, Waterlink's accrued pension liabilities totaled $3,815,000.

BACKLOG

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of March 31, 2003, Waterlink's total backlog from continuing operations was approximately $17.9 million, consisting of $12.9 million of firm commitments to purchase carbon and related services and

$5.0 million of written purchase orders for systems and equipment. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

         The following table sets forth, for the periods indicated, statements of operations data as a percentage of net sales. In an effort to enhance comparability between the two periods, goodwill amortization has been excluded from the three and six-month periods ended March 31, 2002.


                                                        Three Months Ended                 Six Months Ended
                                                              March 31,                         March 31,
                                                        2002             2003            2002            2003
                                                  -------------    --------------   ------------    ------------
Net sales                                                100.0%            100.0%         100.0%          100.0%
Cost of sales                                             76.5              77.9           77.0            77.9
                                                  -------------    --------------   ------------    ------------
Gross profit                                              23.5              22.1           23.0            22.1

Selling, general and administrative expenses              15.3              15.8           16.3            16.8
                                                  -------------    --------------   ------------    ------------
Operating income                                           8.2               6.3            6.7             5.3

Other expense:
     Interest expense                                     (5.6)             (5.2)          (6.0)           (5.6)
     Amortization of financing costs                      (0.7)             (0.4)          (1.2)           (0.5)
     Other items - net                                    (0.1)             (0.0)          (0.1)            0.0
                                                  -------------    --------------   ------------    ------------
Income (loss) before income taxes                          1.8               0.7           (0.6)           (0.8)
Income taxes                                               0.0               0.3              -             0.2
                                                  -------------    --------------   ------------    ------------
Income (loss) from continuing operations                   1.8               0.4           (0.6)           (1.0)

Discontinued operations                                   (0.8)                -           (0.7)              -
                                                  -------------    --------------   ------------    ------------
Income (loss) before cumulative effect of
     accounting change                                     1.0               0.4           (1.3)           (1.0)
Cumulative effect of accounting change                       -                 -              -           (68.2)
                                                  -------------    --------------   ------------    ------------
Net income (loss)                                          1.0%              0.4%          (1.3)%         (69.2)%
                                                  =============    ==============   ============    ============


Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Sales: Net sales for the three months ended March 31, 2003 were $15,768,000, a decrease of $375,000, or 2.3%, from the $16,143,000 in net sales reported in the comparable prior period. On a consolidated basis, sales of carbons and related services increased by 6.8%, represented by a 59.5% increase in England that was partially offset by a 7.2% decrease in the United States. This overall growth in sales of carbon and related services was more than offset by a 38.6% decrease in sales of capital equipment. Sales of capital equipment were down in both the United States and England as compared to the prior year. Sales of capital equipment were impacted by the lack of spending in the marketplace. During the quarter ended March 31, 2003, orders totaling over $4.9 million were received for capital equipment items, which increased backlog for capital equipment to $5.0 at March 31, 2003.

Gross Profit: Gross profit for the three months ended March 31, 2003 was $3,491,000, a decrease of $299,000 from the comparable prior period, due to the decrease in net sales and a reduction in the gross margin from 23.5% to 22.1%. The decrease in the gross margin reflects product mix and the classification of certain manufacturing costs as compared to the prior year quarter.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended March 31, 2003 were $2,496,000, an increase of $35,000, or 1.4%, from the comparable prior period. Selling, general and administrative expenses as a percentage of net sales were 15.8% for the three months ended March 31, 2003 as compared to 15.3% for the comparable prior period.

Interest Expense: Interest expense for the three months ended March 31, 2003 was $826,000, a decrease of $76,000 from the comparable prior period. This decrease reflects both a decrease in interest rates and principal reductions made over the last year.

Amortization of Financing Costs: Amortization of financing costs was $56,000 for the three months ended March 31, 2003 and $117,000 for the three months ended March 31, 2002. The amount in the prior year period reflects the amortization of fees relating to two separate bank amendments entered into from September 30, 2001 to March 31, 2002.

Six Months Ended March 31. 2003 Compared to Six Months Ended March 31, 2002

Net Sales: Net sales for the six months ended March 31, 2003 were $30,063,000, a decrease of $960,000, or 3.1%, from the $31,023,000 in net sales reported in the comparable prior period. On a consolidated basis, sales of carbons and related services increased by 5.7%, represented by a 52.0% increase in England that was partially offset by a 6.7% decrease in the United States. This overall growth in sales of carbon and related services was more than offset by a 34.4% decrease in sales of capital equipment. Sales of capital equipment were down in both the United States and England as compared to the prior year. Sales of capital equipment were impacted by the lack of spending in the marketplace. During the quarter ended March 31, 2003, orders totaling over $4.9 million were received for capital equipment items, which increased backlog for capital equipment to $5.0 at March 31, 2003.

Gross Profit: Gross profit for the six months ended March 31, 2003 was $6,631,000, a decrease of $514,000 from the comparable prior period, due to the decrease in net sales and a reduction in the gross margin from 23.0% to 22.1%. The decrease in the gross margin reflects product mix and the classification of certain manufacturing costs as compared to the prior year quarter.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the six months ended March 31, 2003 were $5,038,000, a decrease of $19,000, or 0.4%, from the comparable prior period. Selling, general and administrative expenses as a percentage of net sales were 16.8% for the three months ended March 31, 2003 as compared to 16.3% for the comparable prior period.

Interest Expense: Interest expense for the six months ended March 31, 2003 was $1,696,000, a decrease of $166,000 from the comparable prior period. This decrease reflects both a decrease in interest rates and principal reductions made over the last year.

Amortization of Financing Costs: Amortization of financing costs was $132,000 for the six months ended March 31, 2003 and $376,000 for the six months ended March 31, 2002. The amount in the prior year period reflects the amortization of fees relating to two separate bank amendments entered into from September 30, 2001 to March 31, 2002.

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

         In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives, including the sale of all or part of Waterlink that could maximize our shareholders' investment in Waterlink. To date, Waterlink has sold four of its five operating divisions: the biological division in two separate transactions in September and December 2000; the separations division in February 2001; the European water and wastewater division in a series of transactions during the fourth quarter of our fiscal year ended September 30, 2001, and the pure water division in May 2002. At March 31, 2003, Waterlink has recorded $2,560,000 of net assets of discontinued operations that represents amounts either placed in escrow or held back by the purchaser of the pure water division. These assets are subject to reduction for indemnification claims made on or before May 30, 2004.

         In September 2001 the Board of Directors of Waterlink determined the corporate office should be relocated to its Columbus, Ohio facility. This consolidation resulted in personnel reductions and the disposition of certain fixed assets. Accordingly, Waterlink recorded a special charge of $2,560,000 in 2001 relating to severance obligations to eight individuals and the write-off of certain fixed assets. At March 31, 2003, approximately $1,300,000 remains accrued for severance obligations relating to two of these individuals and is currently being paid at a rate of approximately $24,000 per month.

         Waterlink does not currently anticipate making significant capital investments in plant and equipment because we believe our current businesses do not require such investments as well as our current financial position.

         For the six months ended March 31, 2003, net cash provided by operating activities was $1,294,000 and purchases of equipment totaled $672,000. During the six months ended March 31, 2003, Waterlink collected $250,000 of proceeds related to the sale of the European water and wastewater division that was previously held back. This entire amount was remitted to our senior lenders as required by the domestic senior credit facility.

Credit Availability

         As of March 31, 2003, Waterlink's credit facilities were comprised of
(1) a $34,881,000 domestic senior credit facility with Bank of America, NA, as agent, which expires on October 1, 2003, (2) a 1,250,000 pounds sterling revolving credit facility in England with The Royal Bank of Scotland, and (3) a $200,000 credit facility for our operating subsidiary in England with Bank of America to support duty bonds and other similar instruments. The credit facilities will be utilized primarily to fund operating activities of Waterlink. At March 31, 2003 there were no borrowings available under the domestic senior credit facility in the United States and approximately $1,615,000 of borrowings available in England with The Royal Bank of Scotland.

         Effective October 1, 2002, Waterlink entered into an amendment to our domestic senior credit facility that extended the maturity date of the facility from October 1, 2002 to October 1, 2003, assuming Waterlink maintains a certain level of earnings before interest and taxes and maintains certain balance sheet ratios through September 30, 2003. The amendment also requires Waterlink to present to the senior lenders on or before June 30, 2003 a plan to repay the senior debt obligations, as well as additional strategic milestone obligations arising on or before July 31, 2003 and August 31, 2003 relating to said plan. Without an amendment to our domestic senior credit facility that would further extend the maturity date, an infusion of additional capital, or the sale of significant assets, Waterlink will not be able to meet its scheduled payment obligations under the domestic senior credit facility. At this time, Waterlink can give no level of assurance that we will be successful in developing and executing a plan to repay the domestic senior credit facility on or prior to the maturity date. If we are unable to successfully satisfy requisite conditions and to repay the domestic senior credit facility, then Waterlink would be in default at that time under the terms of the credit agreement. If there is such an event of default the senior lenders could declare that all borrowings under the credit agreement are then immediately due and payable. In such event, Waterlink would need to examine all alternatives, including, without limitation, possible protection under the bankruptcy laws.

         In December 2002, Sutcliffe Speakman Limited, Waterlink's wholly-owned operating subsidiary in England, entered into a credit facility with The Royal Bank of Scotland, with availability based on a percentage of eligible accounts receivable, with a maximum borrowing amount of 1,250,000 pounds sterling. In connection with this facility certain accounts receivable were pledged as collateral. In connection with entering into this credit facility, Waterlink remitted $1 million of the proceeds to our senior bank group as required by the October 1, 2002 amendment to the domestic senior credit facility. The balance outstanding on the facility with The Royal Bank of Scotland in England was approximately $188,000 at March 31, 2003.

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

         In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS 123 "Accounting for Stock-Based Compensation" and APB Opinion No. 28, "Interim Financial Reporting." Companies reporting stock-based compensation on the intrinsic value method, as does Waterlink, are now required to include in interim financial statements, as well as annual financial statements, certain disclosures of stock-based compensation cost and pro forma net income and earnings per share information as if the fair value method of accounting for stock-based compensation had been applied to all periods. SFAS No. 148's amendment of annual disclosure requirements is effective for Waterlink's fiscal year ending September 30, 2003, whiles its impact on interim financial information became effective for Waterlink's quarter ended March 31, 2003. SFAS No. 148 had no impact on consolidated net income or net worth of Waterlink upon implementation, but did add pro forma information, which is shown in Note 9 to the financial statements for the three and six-month periods ended March 31, 2003.

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

Item 4.  Controls and Procedures
--------------------------------

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 8, 2003, the evaluation date. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

At the annual meeting of stockholders of Waterlink held on February 13, 2003, the following directors were elected as Class III directors whose term expire in 2006:

                         For                 Against             Withheld
                         ---                 -------             --------
Peter G. Kleinhenz       17,678,356          115,132             0
Robert P. Pinkas         17,678,356          115,132             0

In addition, the following directors' terms of office continued after the meeting:

Dr. R. Gary Bridge
B. Bruce Cummings
Kenneth Ch'uan-k'ai Leung
William W. Vogelhuber

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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



                                     Waterlink, Inc.
                                     (Registrant)


                                     By: /s/ William W. Vogelhuber
                                         -------------------------
                                           William W. Vogelhuber
                                           President and Chief Executive Officer


                                     By: /s/ Donald A. Weidig
                                         -------------------------
                                           Donald A. Weidig
                                           Chief Financial Officer


Dated:  May 13, 2003

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


     May 13, 2003

                                        By: /s/ WILLIAM W. VOGELHUBER
                                        -----------------------------
                                        President and Chief Executive Officer

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


     May 13, 2003

                                                By: /s/ DONALD A. WEIDIG
                                                ------------------------
                                                Chief Financial Officer