Form 10-Q
period 2003-06-30
WATERLINK INC
filed 2003-08-19
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended June 30, 2003

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
   (State or Other Jurisdiction                               (I.R.S. Employer
 of Incorporation or Organization)                           Identification No.)

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

Common Stock, $.001 par value - 19,665,149 shares outstanding as of July 31,
2003

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                               PAGE
                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2002 and
         June 30, 2003                                                          3 - 4

         Consolidated statements of operations - Three months
         ended June 30, 2002 and 2003; Nine months ended
         June 30, 2002 and 2003                                                     5

         Consolidated statements of cash flows - Nine months
         ended June 30, 2002 and 2003                                               6

         Notes to consolidated financial statements                            7 - 14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            14 - 22

Item 4.  Controls and Procedures                                                   22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                         23

Item 3.  Defaults Upon Senior Securities                                           23

Item 5.  Other Items                                                               23

Item 6.  Exhibits and Reports on Form 8-K                                          24

Signatures                                                                         25

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS-UNAUDITED

                                                        September 30,   June 30,
                                                            2002          2003
                                                          --------      --------
ASSETS                                                        (In thousands)
Current assets:
  Cash and cash equivalents                               $  2,530      $  1,720
  Trade accounts receivable, net                            11,210        12,693
  Inventories                                               10,528         9,546
  Costs in excess of billings                                1,783           806
  Other current assets                                       1,130         1,676
  Net assets of discontinued operations                        640         1,217
                                                          --------      --------
Total current assets                                        27,821        27,658

Property, plant and equipment, at cost:

  Land, buildings and improvements                           1,626         1,836
  Machinery and equipment                                    6,538         7,420
  Office equipment                                             717           785
                                                          --------      --------
                                                             8,881        10,041
  Less accumulated depreciation                              3,723         4,485
                                                          --------      --------
                                                             5,158         5,556
Other assets:
  Goodwill                                                  24,250         3,652
  Other assets                                                  85           108
  Net assets of discontinued operations                      2,170         1,000
                                                          --------      --------
                                                            26,505         4,760
                                                          --------      --------
Total assets                                              $ 59,484      $ 37,974
                                                          ========      ========

                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS-UNAUDITED (CONTINUED)

                                                          September 30,      June 30,
                                                              2002             2003
                                                           ----------       ----------
                                                                 (In thousands,
LIABILITIES AND SHAREHOLDERS' EQUITY                           except share data)
Current liabilities:
  Trade accounts payable                                   $    6,848       $    2,765
  Accrued expenses                                              5,988            3,240
  Billings in excess of cost                                      232            1,226
  Accrued income taxes                                            313              157
  Current debt obligations                                     39,674              867
  Liabilities subject to compromise                                --           43,313
                                                           ----------       ----------
Total current liabilities                                      53,055           51,568

Accrued pension costs                                           3,787            3,815

Shareholders' equity (deficit):
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                        --               --
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares, issued and
    outstanding - 19,659,694 shares at
    September 30, 2002 and 19,665,149 shares
    at June 30, 2003                                               20               20
  Additional paid-in capital                                   92,174           92,174
  Accumulated other comprehensive loss                         (6,314)          (5,922)
  Accumulated deficit                                         (83,238)        (103,681)
                                                           ----------       ----------
Total shareholders' equity (deficit)                            2,642          (17,409)
                                                           ----------       ----------
Total liabilities and shareholders' equity                 $   59,484       $   37,974
                                                           ==========       ==========

                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                    Three Months Ended             Nine Months Ended
                                                         June 30,                      June 30,
                                                   2002           2003           2002           2003
                                                 --------       --------       --------       --------
                                                         (In thousands, except per share data)
Net sales                                        $ 16,107       $ 18,074       $ 47,130       $ 48,137
Cost of sales                                      12,326         13,944         36,204         37,376
                                                 --------       --------       --------       --------
Gross profit                                        3,781          4,130         10,926         10,761

Selling, general and
  administrative expenses                           2,454          2,702          7,511          7,740
Amortization                                          160             --            476             --
                                                 --------       --------       --------       --------
Operating income                                    1,167          1,428          2,939          3,021

Other expense:
  Interest expense                                   (923)          (792)        (2,784)        (2,488)
  Amortization of financing costs                    (127)          (100)          (503)          (232)
  Other items-net                                     (25)             1            (66)             3
                                                 --------       --------       --------       --------
Income (loss) before income taxes                      92            537           (414)           304
Income taxes                                            3            170              9            247
                                                 --------       --------       --------       --------
Income (loss) from continuing operations               89            367           (423)            57

Loss from discontinued operations                    (314)            --           (534)            --
                                                 --------       --------       --------       --------
Income (loss) before cumulative effect of
   accounting change                                 (225)           367           (957)            57
Cumulative effect of accounting change                 --             --             --        (20,500)
                                                 --------       --------       --------       --------
Net income (loss)                                $   (225)      $    367       $   (957)      $(20,443)
                                                 ========       ========       ========       ========
Per share data:
   Basic and assuming dilution:
     Continuing operations                       $   0.00       $   0.02       $  (0.02)      $   0.00
     Discontinued operations                        (0.01)            --          (0.03)            --
     Cumulative effect of accounting change            --             --             --          (1.04)
                                                 --------       --------       --------       --------
                                                 $  (0.01)      $   0.02       $  (0.05)      $  (1.04)
                                                 ========       ========       ========       ========
Weighted average common shares outstanding:
  Basic                                            19,660         19,665         19,660         19,663
  Assuming dilution                                19,660         20,074         19,660         19,663

                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

                                                                 Nine Months Ended
                                                                      June 30,
                                                                2002           2003
                                                              --------       --------
                                                                  (In thousands)
OPERATING ACTIVITIES
Income (loss) from continuing operations                      $   (423)      $     57
Adjustments to reconcile loss from continuing operations
  to net cash provided by operating activities:
    Depreciation and amortization                                1,725            891
    Deferred income taxes                                           --            214
    Changes in working capital:
      Accounts receivable                                          122         (1,286)
      Inventories                                                  854          1,097
      Costs in excess of billings                                  417          1,007
      Other assets                                                (236)          (466)
      Accounts payable                                          (1,168)        (1,285)
      Accrued expenses                                          (1,511)          (394)
      Billings in excess of cost                                   619            990
      Accrued income taxes                                         (46)            (5)
                                                              --------       --------
Net cash provided by operating activities                          353            820

INVESTING ACTIVITIES
Proceeds from sale of divisions                                 12,130            250
Purchases of equipment                                            (501)          (956)
                                                              --------       --------
Net cash used by investing activities                           11,629           (706)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                 422            838
Payments on long-term borrowings                               (11,960)        (1,743)
                                                              --------       --------
Net cash used by financing activities                          (11,538)          (905)

Effect of exchange rate changes on cash                             66             62
                                                              --------       --------
Cash flows used by continuing operations                           510           (729)
Cash flows used in discontinued operations                        (386)           (81)
                                                              --------       --------
Decreases in cash and cash equivalents                             124           (810)
Cash and cash equivalents at beginning of period                 1,646          2,530
                                                              --------       --------
Cash and cash equivalents at end of period                    $  1,770       $  1,720
                                                              ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION
Payments made to professionals in
  connection with bankruptcy proceedings                      $    600       $     --

                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(INFORMATION AS OF JUNE 30, 2003 AND FOR THE THREE AND NINE -MONTH PERIODS ENDED
                      JUNE 30, 2002 AND 2003 IS UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

2.    VOLUNTARY PETITION TO FILE BANKRUPTCY

      Bankruptcy Proceedings. On June 27, 2003 (the "Petition Date"), the Company and four of its direct, wholly owned subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy cases are being jointly administered under Case No. 03-11989 (the "Chapter 11 Cases"). Included in the Consolidated Financial Statements are subsidiaries that are not party to the Chapter 11 Cases and are not Debtors.

      The Debtors continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date. However, under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate.

      The Debtors are currently funding their operations through the use of cash collateral pursuant to Order entered by the Bankruptcy Court pursuant to Section 363 of the Bankruptcy Code. The Debtors believe that the use of cash collateral will support current operations and satisfy all customer needs. The Debtors currently have authority to use cash collateral until September 26, 2003. The Bankruptcy Court has scheduled a hearing to consider the further use of cash collateral for September 25, 2003. The Debtors expect to file a motion for further use of cash collateral prior to the September 25, 2003 and to request authorization for further use of cash collateral beyond September 26, 2003.

      Pursuant to an Order entered in the Chapter 11 Cases, the Debtors have employed NatCity Investments, Inc. to act as their investment bankers to assist the Debtors in the investigation and consideration of their strategic alternatives. Among the strategic alternatives being investigated and considered by the Debtors is the possibility of a sale of all or substantially all of their assets either through a motion or the confirmation of a plan. The timing of any of the foregoing actions will depend on the timing and outcome of the investigation and consideration of strategic alternatives being performed by NatCity Investments, Inc. and numerous other ongoing matters in the Chapter 11 Cases. The debtors believe that it is possible that a sale or other transaction will be presented to the Bankruptcy Court for approval prior to the end of the calendar year.

      The United States Trustee for the District of Delaware (the "U.S. Trustee") has appointed an Official Committee of Unsecured Creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.

      There can be no assurance that the Creditors' Committee or the Debtors' secured creditors will support the Debtors' positions. Disagreements among the Debtors, the Creditors' Committee and the Debtors' secured creditors could protract the Chapter 11 Cases, negatively impact the Debtors' ability to operate during the Chapter 11 Cases and delay the conclusion of the Chapter 11 Cases.

      In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan that satisfies the requirements of the Bankruptcy Code. A plan would resolve, among other things, the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for its corporate governance subsequent to exit from bankruptcy. The timing of filing a plan of reorganization by the Company will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases. There can be no assurance at this time that a plan will be filed in the Chapter 11 Cases, confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

      At this time, it is not possible to predict accurately the effect of the Chapter 11 process on the Company's business or when it may emerge from Chapter
11. The rights and claims of various creditors and security holders may be determined by the plan as well. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is possible that the Company's equity or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

      Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Cases. A deadline for filing proofs of claim has not been established. Accordingly, the ultimate number and allowed amounts of such claims are not presently known.

      Financial Statement Presentation. The accompanying consolidated financial statements have been prepared in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

      SOP 90-7 requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. No material amounts were incurred or earned through June 30, 2003. The Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

      In addition, as a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan in the Chapter 11 cases could materially change the amounts and classifications in the historical consolidated financial statements.

      Liabilities Subject to Compromise. Liabilities subject to compromise refers to liabilities incurred prior to the Petition Date. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. It is anticipated that such adjustments, if any, would be material. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

      Bankruptcy Items. In connection with the Company's bankruptcy filing, the Company has paid $600,000 of retainers to professionals for in reorganization expenses, the majority of which will related to costs to be incurred before September 30, 2003. With regard to these payments, approximately $580,000 is included in other current assets at June 30, 2003.

      Condensed Balance Sheet Information. Condensed balance sheet information with respect to Debtors at June 30, 2003 is as follows (in thousands):

       Assets:
          Current assets                         $19,901
          Other assets                             5,513
       Liabilities:
          Current liabilities                      3,875
          Liabilities subject to compromise       43,313
          Long-term liabilities                      741

      The assets listed above do not include a note receivable from Waterlink UK Holdings Limited to Waterlink, Inc. of approximately $8,401,000. This note receivable is eliminated upon consolidation for purposes of the consolidated balance sheet at June 30, 2003.

3.    DISCONTINUED OPERATIONS

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

      Accordingly, the results of operations for the Pure Water Division have been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. Information regarding discontinued operations for the three and nine-month periods ended June 30, 2002 is presented below (in thousands):

                                  Three            Nine
                                  Months          Months
                                  Ended           Ended
                                      June 30, 2002
                                 -----------------------
Net sales                        $ 2,240        $ 9,125
Operating income                    (156)            88
Allocated interest expense          (158)          (622)
Income tax expense                    --             --
                                 -------        -------
Loss from operations             $  (314)       $  (534)
                                 =======        =======


      The remaining escrows and holdbacks related to the sale of the Pure Water Division have been classified either as current or long-term assets on the consolidated balance sheets at September 30, 2002 and June 30, 2003 based on the anticipated timing of their release.

4.    CUMULATIVE EFFECT OF ACCOUNTING CHANGE

      In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such impairment could exist. The Company adopted the provisions of SFAS No. 142 effective October 1, 2002, and as a result, no longer records goodwill amortization, which was $160,000 and $476,000 for the three and nine-months ended June 30, 2002, respectively.

      During the quarter ended December 31, 2002, the Company completed the initial goodwill impairment review as required under SFAS No. 142 and determined that an impairment condition did exist. Using a discounted cash flow analysis prepared by management, supported by an independent assessment of what a market comparable valuation might be, the Company determined it was necessary to reduce the goodwill balance at October 1, 2002 by $20,500,000.

      Had we accounted for goodwill under SFAS No. 142 for all periods presented, our results from continuing operations and related per share amounts would have been as follows (in thousands, except per share data):

                                                                      Three Months Ended            Nine Months Ended
                                                                            June 30,                      June 30,
                                                                       2002           2003            2002       2003
                                                                       ----           ----            ----       ----
Reported income (loss) from continuing operations                  $     89       $    367        $   (423)       $57
Add back goodwill amortization                                          160             --             476         --
                                                                   --------       --------        --------        -----
Adjusted income from continuing operations                         $    249       $    367        $     53        $57
                                                                   ========       ========        ========        =====


Reported income (loss) per share from  continuing operations
                                                                   $   0.00       $   0.02        $  (0.02)       $0.00
Add back goodwill amortization                                         0.01             --            0.02         --
                                                                   --------       --------        --------        -----
Adjusted income per share from
  continuing operations                                            $   0.01       $   0.02        $   0.00        $0.00
                                                                   ========       ========        ========        =====



      There was no income tax effect related to the elimination of goodwill amortization, since goodwill amortization with regard to the reporting units is non-deductible for income tax purposes based on the nature of the acquisition. Per share amounts for basic and assuming dilution are identical, as all common stock equivalents are anti-dilutive for both periods presented.

5.    INVENTORIES

Inventories consisted of the following (in thousands):

                               September 30,    June 30,
                                   2002          2003
                                   ----          ----
Raw materials and supplies       $ 6,279        $4,061
Work in process                      203         1,733
Finished goods                     4,046         3,752
                                 -------        ------
                                 $10,528        $9,546
                                 =======        ======


6.    CONTRACT BILLING STATUS

Information with respect to the billing status of contracts in process is as follows (in thousands):

                                             September 30,    June 30,
                                                 2002           2003
Contract costs incurred to date                 $20,664       $ 11,712
Estimated profits                                 8,753          5,048
                                                -------       --------
Contract revenue earned to date                  29,417         16,760
Less billings to date                            27,866         17,180
                                                -------       --------
Costs and estimated earnings in excess of
    (less than) billings, net                   $ 1,551       $   (420)
                                                =======       ========

      The above amounts are included in the accompanying consolidated balance sheets as follows (in thousands):

                                             September 30,     June 30,
                                                 2002            2003
                                                 ----            ----
Costs in excess of billings                     $ 1,783        $   806
Billings in excess of cost                         (232)        (1,226)
                                                -------        -------
                                                $ 1,551        $  (420)
                                                =======        =======

7.     CAPITALIZATION

Debt obligations consisted of the following (in thousands):

                                                       September 30,   June 30,
                                                           2002          2003
                                                           ----          ----
Senior credit facility with a group of banks             $36,424       $34,681
Revolving facility in England with a bank                     --           867
Subordinated notes to related parties                      1,000         1,000
Convertible subordinated notes payable to former
    shareholders of acquired business                      2,250         2,250
                                                         -------       -------
                                                         $39,674       $38,798
                                                         =======       =======


      With regard to the above debt obligations, the $34,681,000 of senior debt, the $1,000,000 of subordinated notes to related parties, and the $2,250,000 of convertible subordinated notes payable are all subject to compromise and have been classified accordingly on the balance sheet as of June 30, 2003.

      The Company's senior credit facility is with Bank of America, NA, as agent, and with five other participating banks. Effective October 1, 2002, the Company entered into an amendment to its senior credit facility that extended the maturity date of the facility from October 1, 2002 to October 1, 2003, assuming the Company maintains a certain level of earnings before interest and taxes and maintains certain balance sheet ratios through September 30, 2003. The amendment also required the Company to present to the senior lenders on or before June 30, 2003 a plan to repay the senior debt obligations. Concurrent with the amendment to the senior credit facility, the maturity dates of all subordinated notes payable were extended until October 15, 2003.

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

      Comprehensive income for the three months ended June 30, 2002 and 2003 was $969,000 and $768,000, respectively. The comprehensive loss for the nine months ended June 30, 2002 and 2003 was $324,000 and $20,051,000, respectively. The only significant component of comprehensive income or loss, other than net income or loss, was the effect of foreign currency translation adjustments.

8.    GOING CONCERN CONSIDERATIONS

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in
Note 2 Waterlink filed a petition for bankruptcy on June 27, 2003; and, as indicated in Note 7, all of Waterlink's outstanding debt obligations are classified as current liabilities. These factors raise substantial doubt about Waterlink's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Waterlink be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to: generate sufficient cash flows to operate its business; and to ultimately confirm a plan in the Chapter 11 Cases. At this time, Waterlink can give no level of assurance that we will be successful in developing confirmation and executing a plan in the Chapter 11 Cases. If it is unable to do so, then Waterlink would need to examine all alternatives, including, without limitation, a possible liquidation.

9.    EARNINGS PER SHARE

      The computation of weighted average common shares outstanding, basic and assuming dilution, for the three-months ended June 30, 2003 follows (in thousands):

Average shares outstanding-basic                   19,665
Effect of dilutive common stock warrants              409
                                                   ------
Average shares outstanding-assuming dilution       20,074
                                                   ======

      The adjustment to earnings related to cash generated from the exercise of dilutive common stock warrants was less than $1,000 and did not impact the computation of earnings per share for either period presented.

10.   STOCK BASED COMPENSATION

      The Company accounts for employee stock options using the intrinsic value method. The Company has no current plans to change accounting methods. If the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" had been applied to all stock based awards, the results would have been (in thousands, except for per share data):

                                                     Three Months Ended         Nine Months Ended
                                                          June 30,                   June 30,
                                                     2002         2003         2002            2003
                                                     ----         ----         ----            ----
PRO FORMA IMPACT OF FAIR VALUE METHOD
Reported net income (loss)                          $(225)       $ 367        $(957)       $(20,443)
Stock-based employee compensation determined
  under fair value based method, net of taxes         (21)         (11)         230             (37)
                                                    -----        -----        -----        --------
Pro forma net income (loss)                         $(246)       $ 356        $(727)       $(20,480)
                                                    =====        =====        =====        ========

EARNINGS (LOSS) PER COMMON SHARE

Basic and assuming dilution-as reported             $(0.01)      $0.02        $(0.05)      $  (1.04)
Basic and assuming dilution-pro forma               $(0.01)      $0.02        $(0.04)      $  (1.04)


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

CHAPTER 11

      Bankruptcy Proceedings. On June 27, 2003, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. For further details regarding the Chapter 11 Cases, see "Voluntary Chapter 11" in the Notes to Consolidated Financial Statements.

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

Retirement Plans

      Waterlink sponsors two defined benefit pension plans that cover substantially all of our employees. The accounting for pensions is determined by standardized accounting and actuarial methods that include critical assumptions; which include discount rates, expected return on plan assets and future compensation increases. Waterlink considers these assumptions to be critical as they can impact periodic pension expense as well as the minimum pension liability. During the year ended September 30, 2002, Waterlink increased the additional minimum pension liability by $2,219,000 and reduced equity by the corresponding amount. At June 30, 2003, Waterlink's accrued pension liabilities totaled $3,815,000.

BACKLOG

      In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of June 30, 2003, Waterlink's total backlog from continuing operations was approximately $16.3 million, consisting of $12.1 million of firm commitments to purchase carbon and related services and $4.2 million of written purchase orders for systems and equipment. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

      The following table sets forth, for the periods indicated, statements of operations data as a percentage of net sales. In an effort to enhance comparability between the two periods, goodwill amortization has been excluded from the three and six-month periods ended March 31, 2002.

                                                    Three Months Ended          Nine Months Ended
                                                          June 30,                   June 30,
                                                          --------                   --------
                                                    2002          2003          2002          2003
                                                    ----          ----          ----          ----
Net sales                                          100.0 %       100.0 %       100.0 %       100.0 %
Cost of sales                                        76.5          77.1          76.9          77.6
                                                   -----         -----         -----         -----
Gross profit                                         23.5          22.9          23.1          22.4

Selling, general and administrative expenses         15.2          15.0          15.9          16.1
                                                   -----         -----         -----         -----
Operating income                                      8.3           7.9           7.2           6.3

Other expense:
         Interest expense                            (5.7)         (4.4)         (5.9)         (5.2)
         Amortization of financing costs             (0.8)         (0.5)         (1.1)         (0.5)
         Other items - net                           (0.2)          0.0          (0.1)          0.0
                                                   -----         -----         -----         -----
Income before income taxes                            1.6           3.0           0.1           0.6
Income taxes                                          0.0           1.0           0.0           0.5
                                                   -----         -----         -----         -----
Income from continuing operations                     1.6           2.0           0.1           0.1
Discontinued operations                              (2.0)           --          (1.1)           --
                                                   -----         -----         -----         -----
Income (loss) before cumulative effect of
         accounting change                           (0.4)          2.0          (1.0)          0.1
Cumulative effect of accounting change                 --            --            --         (42.6)
                                                   -----         -----         -----         -----
Net income (loss)                                  (0.4) %        2.0 %        (1.0) %       (42.5) %
                                                   =====         =====         =====         =====


Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Sales: Net sales for the three months ended June 30, 2003 were $18,074,000, an increase of $1,967,000, or 12.2%, from the $16,107,000 in net sales reported in the comparable prior period. On a consolidated basis, sales of carbons and related services increased by 13.0%, with increase realized both in England and in the United States. Capital equipment sales increased by 8.9% in the current quarter, with the increase coming in the United States.

Gross Profit: Gross profit for the three months ended June 30, 2003 was $4,130,000, an increase of $349,000 from the comparable prior period, due to the increase in net sales. The gross margin decreased from 23.5% in 2002 to 22.9% in 2003 as a result of product mix and classification of certain manufacturing costs as compared to the prior year quarter.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months ended June 30, 2003 were $2,702,000, an increase of $248,000, or 10.1%, from the comparable prior period. This increase reflects $250,000 of costs recorded at the corporate office with regard to professionals engaged to assist the Company with the evaluation of its financial alternatives with regard to its leverage situation. Selling, general and administrative expenses as a percentage of net sales were 15.0% for the three months ended June 30, 2003 as compared to 15.2% for the comparable prior period.

Interest Expense: Interest expense for the three months ended June 30, 2003 was $792,000, a decrease of $131,000 from the comparable prior period. This decrease reflects both a decrease in interest rates and principal reductions made over the last year.

Amortization of Financing Costs: Amortization of financing costs was $100,000 for the three months ended June 30, 2003 and $127,000 for the three months ended June 30, 2002.

Nine Months Ended June 30. 2003 Compared to Nine Months Ended June 30, 2002

Net Sales: Net sales for the nine months ended June 30, 2003 were $48,137,000, an increase of $1,007,000, or 2.1%, from the $47,130,000 in net sales reported in the comparable prior period. On a consolidated basis, sales of carbons and related services increased by 6.1%, represented by a 35.7% increase in England that was partially offset by a 2.3% decrease in the United States. This overall growth in sales of carbon and related services was more than offset by a 12.8% decrease in sales of capital equipment. Sales of capital equipment were down in both the United States and England as compared to the prior year. Sales of capital equipment were impacted by the lack of spending in the marketplace.

Gross Profit: Gross profit for the nine months ended June 30, 2003 was $10,761,000, a decrease of $165,000 from the comparable prior period, due to a reduction in the gross margin from 23.1% to 22.4%. The decrease in the gross margin reflects product mix and the classification of certain manufacturing costs as compared to the prior year quarter.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the nine months ended June 30, 2003 were $7,740,000, an increase of $229,000, or 3.0%, from the comparable prior period. This increase reflects $358,000 of costs recorded at the corporate office with regard to professionals engaged to assist the Company with the evaluation of its financial alternatives with regard to its leverage situation. Absent this special expense, selling, general and administrative expense decreased by $129,000, or 1.7%. Selling, general and administrative expenses as a percentage of net sales were 16.1% for the three months ended June 30, 2003 as compared to 15.9% for the comparable prior period.

Interest Expense: Interest expense for the nine months ended June 30, 2003 was $2,488,000, a decrease of $296,000 from the comparable prior period. This decrease reflects both a decrease in interest rates and principal reductions made over the last year.

Amortization of Financing Costs: Amortization of financing costs was $232,000 for the nine months ended June 30, 2003 and $503,000 for the nine months ended June 30, 2002. The amount in the prior year period reflects the amortization of fees relating to two separate bank amendments entered into from September 30, 2001 to March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Waterlink's primary sources of liquidity have been:

      --    borrowings available under credit facilities

      --    net proceeds from the sale of Waterlink's common and preferred stock

      -- net proceeds from the sale of businesses in connection with the strategic alternative process

      -- issuance of common stock and seller financing incurred in connection with Waterlink's completed acquisitions

      --    cash flow from certain profitable operations

Historically, Waterlink's primary uses of capital have been:

      --    the funding of its acquisition program

      -- working capital requirements including the funding for growth at certain operations

      --    the funding required for certain under-performing acquisitions

      -- the funding of interest on borrowings and the repayment of borrowings

      In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives, including the sale of all or part of Waterlink. To date, Waterlink has sold four of its five operating divisions: the biological division in two separate transactions in September and December 2000; the separations division in February 2001; the European water and wastewater division in a series of transactions during the fourth quarter of our fiscal year ended September 30, 2001, and the pure water division in May 2002. At June 30, 2003, Waterlink has recorded $2,217,000 of net assets of discontinued operations that represents amounts either placed in escrow or held back by the purchaser of the pure water division. These assets are subject to reduction for indemnification claims made on or before May 30, 2004.

      In September 2001 the Board of Directors of Waterlink determined the corporate office should be relocated to its Columbus, Ohio facility. This consolidation resulted in personnel reductions and the disposition of certain fixed assets. Accordingly, Waterlink recorded a special charge of $2,560,000 in 2001 relating to severance obligations to eight individuals and the write-off of certain fixed assets. At June 30, 2003, approximately $1,241,000 remains accrued for severance obligations relating to two of these individuals and is currently being paid at a rate of approximately $24,000 per month.

      For the nine months ended June 30, 2003, net cash provided by operating activities was $8,204,000 and purchases of equipment totaled $956,000. During the nine months ended June 30, 2003, Waterlink collected $250,000 of proceeds related to the sale of the European water and wastewater division that was previously held back. This entire amount was remitted to our senior lenders as required by the domestic senior credit facility.

      Waterlink is currently funding their operations through the use of cash collateral pursuant to Order entered by the Bankruptcy Court pursuant to Section 363 of the Bankruptcy Code. The Debtors believe that the use of cash collateral will support current operations and satisfy all customer needs. The Debtors currently have authority to use cash collateral until September 26, 2003. The Bankruptcy Court has scheduled a hearing to consider the further use of cash collateral for September 25, 2003. The Debtors expect to file a motion fur further use of cash collateral prior to the September 25, 2003 hearing date and to ask the court for further use of cash collateral at the hearing.

Credit Availability

      As of June 30, 2003, Waterlink's credit facilities were comprised of (1) a $34,681,000 domestic senior credit facility with Bank of America, NA, as agent, which expires on October 1, 2003, and (2) a 1,250,000 pounds sterling revolving credit facility in England with The Royal Bank of Scotland. At June 30, 2003 there were no borrowings available under the domestic senior credit facility in the United States and approximately $536,000 of borrowings available in England with The Royal Bank of Scotland.

      Effective October 1, 2002, Waterlink entered into an amendment to our domestic senior credit facility that extended the maturity date of the facility from October 1, 2002 to October 1, 2003, assuming Waterlink maintains a certain level of earnings before interest and taxes and maintains certain balance sheet ratios through September 30, 2003. The amendment also required Waterlink to present to the senior lenders on or before June 30, 2003 a plan to repay the senior debt obligations, as well as additional strategic milestone obligations arising on or before July 31, 2003 and August 31, 2003 relating to said plan. Without an amendment to our domestic senior credit facility that would further extend the maturity date, an infusion of additional capital, or the sale of significant assets, Waterlink will not be able to meet its scheduled payment obligations under the domestic senior credit facility. Since the filing of the Chapter 11 Cases, Waterlink has not made any payments under the domestic senior credit facility. At this time, Waterlink can give no level of assurance that we will be successful in developing and executing a plan to repay the domestic senior credit facility.

      In December 2002, Sutcliffe Speakman Limited, Waterlink's wholly-owned operating subsidiary in England, entered into a credit facility with The Royal Bank of Scotland, with availability based on a percentage of eligible accounts receivable, with a maximum borrowing amount of 1,250,000 pounds sterling. In connection with this facility certain accounts receivable were pledged as collateral. In connection with entering into this credit facility, Waterlink remitted $1 million of the proceeds to our senior bank group as required by the October 1, 2002 amendment to the domestic senior credit facility. The balance outstanding on the facility with The Royal Bank of Scotland in England was approximately $867,000 at June 30, 2003.

      The terms of the credit facilities restrict or prohibit Waterlink from taking many actions, including paying dividends and incurring or assuming other indebtedness or liens. Waterlink's obligations under the domestic senior credit facility are secured by liens on a substantial portion of Waterlink's domestic assets, including equipment, inventory, accounts receivable and general intangibles and the pledge of most of the stock of Waterlink's subsidiaries.

      The Debtors are currently funding their operations through the use of cash collateral pursuant to Order entered by the Bankruptcy Court pursuant to Section 363 of the Bankruptcy Code. The Debtors believe that the use of cash collateral will support current operations and satisfy all customer needs. The Debtors currently have authority to use cash collateral until September 26, 2003. The Bankruptcy Court has scheduled a hearing to consider the further use of cash collateral for September 25, 2003. The Debtors expect to file a motion for further use of cash collateral prior to the September 25, 2003 and to request authorization for further use of cash collateral beyond September 26, 2003.

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

      In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS 123 "Accounting for Stock-Based Compensation" and APB Opinion No. 28, "Interim Financial Reporting." Companies reporting stock-based compensation on the intrinsic value method, as does Waterlink, are now required to include in interim financial statements, as well as annual financial statements, certain disclosures of stock-based compensation cost and pro forma net income and earnings per share information as if the fair value method of accounting for stock-based compensation had been applied to all periods. SFAS No. 148's amendment of annual disclosure requirements is effective for Waterlink's fiscal year ending September 30, 2003, whiles its impact on interim financial information became effective for Waterlink's quarter ended March 31, 2003. SFAS No. 148 had no impact on consolidated net income or net worth of Waterlink upon implementation, but did add pro forma information, which is shown in Note 10 to the financial statements for the three and nine-month periods ended June 30, 2003.

      In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" which requires that certain classes of financial instruments previously classified in equity be classified in the liability section of the balance sheet. The Statement is effective for contracts created or modified after May 31, 2003 and for existing contracts at the beginning of the first interim period beginning after June 15, 2003. Waterlink did not enter into any such contracts between May 31, 2003 and June 30, 2003. The Company has not determined the financial reporting effects of implementing this Statement as of July 1, 2003.

FORWARD LOOKING STATEMENTS

      With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on a variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

      -     the ability to negotiate with creditors payment terms

      -     the ability to continue as a going concern

      - the ability to continue to obtain further Bankruptcy Court authority to use cash collateral

      - the ability to obtain court approval with respect to motions in the Chapter 11 cases prosecuted by it from time to time - the ability to develop, prosecute, confirm and consummate one or more plans in the Chapter 11 Cases


      - risks associated with third parties seeking and obtaining court approval for the appointment of a Chapter 11 trustee or to convert the Chapter 11 cases to Chapter 7 cases

      - the ability to obtain and maintain normal terms with vendors and service providers

      - the ability to maintain contracts that are critical to its operations

      - the potential adverse impact of the Chapter 11 Cases on the Debtors' liquidity or results of operations

      -     the ability to execute its business plan

      -     the ability to attract, motivate and/or retain key employees

      -     the ability to attract and retain customers

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

As of the end of the fiscal quarter ended June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in internal controls.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      On June 27, 2003 (the "Petition Date"), Waterlink filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), Case No. 03-11989. Four of Waterlink's subsidiaries, Barnebey Sutcliffe Corporation, an Ohio corporation (Case No. 03-11993), Waterlink Technologies, Inc., a Delaware corporation (Case No. 03-11990), Waterlink Management, Inc., an Ohio corporation (Case No. 03-11992), and C'Treat Offshore, Inc., a Texas corporation (Case No. 03-11991) also filed voluntary petitions for reorganization under the provisions of Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Waterlink and the foregoing companies are collectively referred to as the "Filing Companies," and the bankruptcy cases of the Filing Companies are collectively referred to herein as the "Bankruptcy Cases." Pursuant to a Bankruptcy Court order dated July 2, 2003, the Bankruptcy Cases are being jointly administered under Case No. 03-11989.

Item 3.  Defaults Upon Senior Securities.

         On the Petition Date, the Debtors commenced the Chapter 11 Cases. Under the terms of the senior credit facility with Bank of America, NA, as agent, Waterlink was obligated to make a scheduled principal repayment of $150,000 and a scheduled interest payment of approximately $177,000 on June 30, 2003, which payment has not been made. As a result of the filing of the Chapter 11 Cases and the non-payment, Waterlink is in default under the domestic senior credit facility, with the total arrearage thereunder as of the date of this filing being approximately $35,558,000, although enforcement of the lenders' remedies is currently stayed as a result of the Chapter 11 Cases.

Item 5. Other Information

        At a hearing conducted on July 31, 2003, NatCity Investments, Inc. disclosed some of the terms of a non-binding letter of intent submitted with respect to a possible acquisition of substantially all of the Debtors' assets, which was reported in the August 1, 2003 edition of Daily Bankruptcy Review Small-Cap, published by DowJones Newsletters. Due to, among other things, the non-binding nature of the referenced draft letter of intent and the Debtors' decision to retain NatCity Investments, Inc. to consider strategic alternatives, the Debtors made the determination not to execute the draft letter of intent.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - The following exhibits are filed as part of this Form 10-Q.

      31.1  Section 302 Certification of the Company's Chief Executive Officer

      31.2  Section 302 Certification of the Company's Chief Financial Officer

      32.1  Section 906 Certification of the Company's Chief Executive Officer

      32.2  Section 906 Certification of the Company's Chief Financial Officer


(b) Reports on Form 8-K.

            (i) On May 5, 2003 Waterlink filed a Current Report on Form 8-K reporting under item 5 the resignation of Dr. R. Gary Bridge from our Board of Directors.

            (ii) On May 12, 2003 Waterlink filed a Current Report on Form 8-K reporting under item 7 and item 9 the issuance of a press release concerning second quarter operating results and including under item 7(c) a copy of the press release.

            (iii) On June 13, 2003 Waterlink filed a Current Report on Form 8-K reporting under item 5 the resignation of Peter G. Kleinhenz from our Board of Directors.

            (iv) On June 27, 2003 Waterlink filed a Current Report on Form 8-K reporting under item 5 and item 7 the issuance of a press release announcing that Waterlink filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Waterlink, Inc.
                                   (Registrant)


                                   By:   /s/ William W. Vogelhuber
                                         ----------------------------------
                                         William W. Vogelhuber
                                         President and Chief Executive Officer

                                   By:   /s/ Donald A. Weidig
                                         ----------------------------------
                                         Donald A. Weidig
                                         Chief Financial Officer

Dated:  August 19, 2003