Form 10-K
period 2003-09-30
WATERLINK INC
filed 2004-01-13
CIK 1037682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2003

( )      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period From       to

                         Commission file number 1-13041

                                 WATERLINK, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 34-1788678
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

        835 NORTH CASSADY AVENUE
             COLUMBUS, OHIO                                 43219
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

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ( ) No (X)

As of November 30, 2003 the aggregate market value of Waterlink's voting Common Stock held by non-affiliates of Waterlink was approximately $709,000.

As of November 30, 2003 there were 19,665,149 shares of the registrant's Common Stock, $.001 par value outstanding.

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

        As of September 30, 2003 the remaining operations of Waterlink are the entities that comprised what had previously been reported as the specialty products division. Accordingly, the operations of all divisions except for the specialty products operations are reported as discontinued operations for each period presented. A brief description of the operations that comprise Waterlink's continuing operations follows.

         The specialty products operations and their predecessors have specialized in the development and production of highly sophisticated activated carbons for more than 80 years. The worldwide and domestic headquarters are located in Columbus, Ohio. Approximately seventy percent of Waterlink's net sales are generated from the United States, with the remaining thirty percent generated from our facility in Lancashire, England. Activated carbon is used to purify air, water and gases by retaining impurities in carbon granules. Waterlink is a worldwide supplier of activated carbon for liquid, air and gas filtration systems and is a leading manufacturer of specialty-impregnated carbons used in applications where the capacity of activated carbons can be significantly increased. A full range of activated carbons manufactured from coconut shell, coal, wood, along with other adsorbents such as modified clay media, bone char, and anthracite are offered for use in:

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

BANKRUPTCY CONSIDERATIONS

          On June 27, 2003 (the "Petition Date"), Waterlink and four of its direct, wholly owned subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy cases are being jointly administered under Case No. 03-11989 (the "Chapter 11 Cases").

         The Debtors continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, the Debtors are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. All vendors are being paid for all goods furnished and services provided after the Petition Date. However, under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate.

         The Debtors are currently funding their operations through the use of cash collateral pursuant to order entered by the Bankruptcy Court pursuant to
Section 363 of the Bankruptcy Code. The Debtors believe that the use of cash collateral will support current operations and satisfy all current customer needs. The Debtors currently have authority to use cash collateral until January 30, 2004.

         Pursuant to an order entered in the Chapter 11 Cases, the Debtors have employed NatCity Investments, Inc. to act as their investment bankers to assist the Debtors in the investigation and consideration of their strategic alternatives. Among the strategic alternatives investigated and considered by the Debtors is the possibility of a sale of all or substantially all of their assets either through a motion or the confirmation of a plan.

         The United States Trustee for the District of Delaware (the "U.S. Trustee") has appointed an Official Committee of Unsecured Creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.

         As of December 11, 2003, Waterlink and its wholly-owned operating subsidiary, Barnebey Sutcliffe Corporation, executed an agreement with Barnebey Acquisition Corp. (the "Buyer"), a newly formed Delaware corporation affiliated with The Compass Group International, LLC, for the Buyer to purchase substantially all of the assets and business operations of Waterlink, including the operations of Barnebey Sutcliffe Corporation and the subsidiaries of the Company in the United Kingdom (the "Purchase Agreement"). The Purchase Agreement provides for total cash consideration of approximately $25,750,000, subject to certain pre-closing and post-closing adjustments, and the assumption by the Buyer of certain liabilities of Waterlink. On December 16, 2003, Debtors received a $5,000,000 deposit contemplated by the Purchase Agreement. The proposed purchase is subject to the terms and conditions of the Purchase Agreement, and the purchase price is subject to certain adjustments required under the Purchase Agreement, which includes a provision for a working capital adjustment. Waterlink anticipates that all of the proceeds of the transaction that it receives will be used to partially satisfy the claims of creditors.

         On December 16, 2003, the Debtors' filed a motion with the Bankruptcy Court, requesting that the Bankruptcy Court approve the proposed sale pursuant to the Purchase Agreement and establish bidding procedures and a date and time for conducting an auction to determine if there are higher or better offers for Waterlink's assets and business. There can be no assurance that the Bankruptcy Court will approve the proposed transaction reflected in the Purchase Agreement, or that final documentation will be reached on terms satisfactory to all parties. Subject to receipt of the Bankruptcy Court's approval and the satisfaction of other pre-closing conditions, Waterlink expects the transaction to close in the first quarter of 2004. Waterlink anticipates that all of the proceeds from the transaction will be used to partially satisfy the claims of its creditors.

         The Bankruptcy Code provides special treatment for collective bargaining agreements ("CBAs"). In particular, Section 1113(c) of the Bankruptcy Code permits Waterlink to move to reject its collective bargaining agreements if Waterlink first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court's approval of the rejection. After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time. The proposed modifications must be necessary to permit the reorganization of the debtor and must ensure that all the affected parties are treated fairly and equitably relative to the creditors and the debtor. Ultimately, rejection is appropriate if the unions refuse to agree to the debtor's necessary proposals "without good cause" and the balance of the equities favors rejection. See "Employees" below under this Item 1.

         There can be no assurance that the Creditors' Committee or the Debtors' secured creditors will support the Debtors' positions with respect to the Purchase Agreement or otherwise. Disagreements among the Debtors, the Creditors' Committee and the Debtors' secured creditors could protract the Chapter 11 Cases, negatively impact the Debtors' ability to operate during the Chapter 11 Cases and delay the conclusion of the Chapter 11 Cases.

         In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan that satisfies the requirements of the Bankruptcy Code. A plan could resolve, among other things, the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for its corporate governance subsequent to exit from bankruptcy protection. The timing and filing of a plan of reorganization by Waterlink will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases, including the sale of assets contemplated in the proposed Purchase Agreement. At this time, it appears unlikely that the Debtors will emerge from Chapter 11 protection. The likely outcome of these Chapter 11 Cases is that the sale of assets to the Buyer or the maker of a higher or better offer will be consummated. There can be no assurance at this time that a plan will be filed in the Chapter 11 Cases, confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

         At this time, it is not possible to predict with certainty the effect of the bankruptcy process on Waterlink's business or whether and when Waterlink may emerge from Chapter 11 protection. The rights and claims of various creditors and security holders may be determined by a plan as well. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is likely that Waterlink's equity or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Accordingly, Waterlink urges that appropriate caution be exercised with respect to existing and future investments in any of such securities.

         Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Cases. A deadline for filing proofs of claim has been established. However, the ultimate number and allowed amounts of such claims are not presently known.

        Under Section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Subject to certain exceptions, this rejection relieves the Debtors of performing their future obligations under that lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the deemed breach.

         Counterparties to these rejected contracts or leases may file proofs of claim against the Debtors' estate for such damages. Waterlink is unable to project the magnitude of these claims with any degree of certainty at this time.

         Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure most existing defaults under such executory contract or unexpired lease.

OPERATING AND SALES STRATEGY

         The corporate headquarters for Waterlink were relocated to Columbus, Ohio in November 2001 and are located within the main facility of Barnebey Sutcliffe Corporation. We sell our consumable products, equipment, services and engineered systems primarily through direct sales personnel. In the United States, Waterlink strives to have locations close to our customers and centers of business by means of our locations throughout the country. In England the sales force is centralized and reaches its customers through travel.

         Approximately seventy-five percent of Waterlink's revenue is recurring in nature in the form of carbons, related carbon services, and sales of standard equipment; with the remaining twenty-five percent being generated from the sale of engineered equipment and systems. While we have received contract awards for engineered systems in excess of $3 million, Waterlink is primarily focusing its marketing efforts with regard to engineered systems on contract awards approximating $2 million. We believe that competition is fiercer for larger contract awards and the timing of these awards is more unpredictable.

COMPETITION

         Despite some large competitors, the market for activated carbons remains fragmented and highly competitive due to the large number of competitors within each product and geographic area. Waterlink has a significant number of competitors, the majority of which are specific to certain products and regions, but some competitors are larger and have greater resources than Waterlink. We believe that success in our market is based on the ability to offer appropriate products, services and technical support for our recurring revenue products; and by providing cost-effective, reliable engineered systems that meet customer specifications. On the average, over 95% of our business is with industrial customers. In the municipal arena, the ability to meet bid specifications and the ability to set pricing are often primary considerations. In addition, our highly leveraged financial condition has hurt our competitive position to finance and bond large projects, especially with municipalities.

         Waterlink's primary competitors include operating subsidiaries of Vivendi, including Compagnie Generale des Eaux and U.S. Filter Corporation, Calgon Carbon Corporation and Norit America.

CUSTOMERS

         Waterlink markets its products and services primarily to industrial customers. Waterlink's industrial customers include many "Fortune 500" companies and their counterparts outside of the United States. Industries served include the point-of-use/point-of-entry consumer business, chemical processing, remediation, electronic and microelectronic, food, beverage, printing, and other manufacturing industries. For the year ended September 30, 2003, approximately 96.3% of Waterlink's net sales from continuing operations were derived from industrial sales. The percentage of net sales to industrial customers was approximately 97.9% in 2002 and 96.6% in 2001.

         The municipal market is highly competitive, and municipal markets in the United States are more regulatory driven than municipal markets in other regions. Although Waterlink has products and services that could address this market, our financial condition and the ability to obtain performance bonds for projects has precluded us from obtaining large municipal contracts. For the year ended September 30, 2003, approximately 3.7% of Waterlink's net sales from continuing operations were derived from municipal sales. The percentage of net sales to municipal customers was approximately 2.1% in 2002 and 3.4% in 2001.

BACKLOG FROM CONTINUING OPERATIONS

         Total backlog from continuing operations as of September 30, 2003 was $13.0 million as compared to total backlog from continuing operations of $15.2 million at September 30, 2002. At September 30, 2003, Waterlink had $9.6 million of firm commitments to purchase recurring revenue products, as compared to $13.0 million as of September 30, 2002. In addition, Waterlink had a backlog, consisting of written purchase orders for capital goods equipment of $3.4 million as of September 30, 2003 as compared to $2.2 million as of September 30, 2002. Waterlink expects that a significant portion of our backlog at the beginning of a fiscal year will be filled during that year. Backlog, and therefore sales, may vary from quarter to quarter as a result of large projects being booked during any quarter and varying project delivery schedules. In addition, the orders have varying delivery schedules and Waterlink's backlog as of any particular date may not be representative of actual net sales for any succeeding period.

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

EMPLOYEES

         At September 30, 2003, Waterlink had approximately 244 employees at our various locations. Approximately 54 employees are covered under collective bargaining agreements in the United States, which expired at midnight on October 31, 2003. Waterlink has negotiated a new collective bargaining agreement with its employees, subject to final approval of the ultimate acquirer of the business as referred to in "Bankruptcy Considerations" referred to above. There can be no assurance that such approval will be obtained. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

         The corporate office of Waterlink is located within the Columbus, Ohio facility of Barnebey Sutcliffe Corporation. We also lease approximately 1,000 square feet located in Canton, Ohio. Our subsidiaries own or lease facilities for office space and manufacturing as follows:

         -        Barnebey Sutcliffe Corporation - United States

                  -        Columbus, Ohio (own)

                  -        Santa Fe Springs, California (lease)

                  -        Addison, Illinois (lease)

                  -        Sulphur, Louisiana (lease)

                  -        Worcester, Massachusetts (lease)

                  -        Sparks, Nevada (lease)

                  -        Downington, Pennsylvania (lease)

                  -        Morgantown, West Virginia (lease)

                  -        Charlotte, NC (lease)

                  -        Prineville, Oregon (lease)

         -        Sutcliffe Speakman Limited - England

                  -        Lancashire, England (lease)

         The expiration dates for these leased properties range from one-month notice to June 2008 in the United States, with the lease for the facility in England expiring in September 2018. We believe that each of our facilities is in adequate condition and will continue to remain suitable for its current purpose. We may add improvements to the properties listed above. We anticipate using our properties for purposes consistent with their present use. In the event any of the facilities becomes unavailable upon termination of the existing lease, we believe we would be able to find a suitable alternative facility without any significant adverse impact to our operations. We believe our properties are adequately covered by insurance.

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

         As discussed in Item 1 above, on the Petition Date, Waterlink and four of its direct, wholly owned subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under Case No. 03-11989. As debtors-in-possession, the Debtors are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigation was stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Debtors. In addition, the Debtors may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. At this time, it is not possible to predict with certainty the outcome of the Chapter 11 Cases or their effect on Waterlink's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

         Our common stock is listed on the OTC Bulletin Board under the symbol "WLKNQ". The following table sets forth the high and low composite sales prices for the fiscal quarters indicated. These quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                                       HIGH               LOW
                                                                                       ----               ---
Fiscal Year ended September 30, 2002
    First Quarter...............................................................     $    0.26         $     0.12
    Second Quarter..............................................................          0.18              0.085
    Third Quarter...............................................................          0.17              0.035
    Fourth Quarter..............................................................          0.09             0.0375

Fiscal Year ended September 30, 2003
    First Quarter...............................................................     $   0.105         $    0.015
    Second Quarter..............................................................          0.17              0.075
    Third Quarter...............................................................          0.09              0.017
    Fourth Quarter..............................................................          0.07              0.014

HOLDERS

         The number of holders of record of our common stock as of November 30, 2003 was approximately 251.

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

EQUITY COMPENSATION PLAN INFORMATION

                                                                                               NUMBER OF SECURITIES
                                    NUMBER OF SECURITIES                                     REMAINING AVAILABLE FOR
                                        TO BE ISSUED               WEIGHTED-AVERAGE           FUTURE ISSUANCE UNDER
                                      UPON EXERCISE OF            EXERCISE PRICE OF         EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
       PLAN CATEGORY                 WARRANTS AND RIGHTS         WARRANTS AND RIGHTS         REFLECTED IN COLUMN (a))
       -------------                --------------------         --------------------       -------------------------
                                             (a)                          (b)                           (c)
Equity compensation plans
    approved by security holders          1,273,682                    $   0.97                      1,289,500
Equity compensation plans not
    approved by security holders            203,000                    $   0.06                              -
                                          ---------                                                  ---------
                      Total               1,476,682                    $   0.85                      1,289,500
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

RECENT SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered securities during the fiscal year ended September 30, 2003.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical consolidated financial data of Waterlink over the last five fiscal years. The financial data presented for the five fiscal years ended September 30, 2003 have been derived from Waterlink's audited financial statements with reclassifications made to reflect discontinued operations as presented below. The financial data includes the operating results of each acquired business from the date of acquisition in accordance with the purchase method of accounting.

         You should read the selected historical consolidated financial data in conjunction with, and they are qualified by, our historical consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this report.

                                                    FISCAL        FISCAL        FISCAL        FISCAL        FISCAL
                                                     2003          2002          2001          2000          1999
                                                     ----          ----          ----          ----          ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.......................................   $ 66,858      $ 64,054      $ 65,553      $ 64,775      $ 58,188
Cost of sales...................................     51,405        48,701        51,150        48,970        43,460
                                                   --------      --------      --------      --------      --------
Gross profit....................................     15,453        15,353        14,403        15,805        14,728
Selling, general and
  administrative expenses.......................     10,036         9,840        10,566        12,013        10,918
Special charges(1)..............................         --            --         2,560            --           456
Amortization expense............................        553           850           530           485           627
                                                   --------      --------      --------      --------      --------
Operating income (loss).........................      4,864         4,663           747         3,307         2,727
Other income (expense):
   Interest expense(2)..........................     (2,508)       (3,712)       (3,992)       (3,997)       (4,477)
   Amortization of loan fees ...................       (282)         (642)       (1,386)         (401)         (305)
   Bankruptcy related expenses..................     (1,034)           --            --            --            --
   Other items--net.............................          3           (66)         (267)           45            34
                                                   --------      --------      --------      --------      --------
Income (loss) before income taxes...............      1,043           243        (4,898)       (1,046)       (2,021)
Income taxes....................................        425            94            12           386           674
                                                   --------      --------      --------      --------      --------
Income (loss) from continuing operations........        618           149        (4,910)       (1,432)       (2,695)
Discontinued operations:
   Loss from discontinued operations............         --          (534)         (592)      (20,773)       (1,487)
   Loss on disposal of discontinued operations..         --            --       (17,475)      (16,151)           --
                                                   --------      --------      --------      --------      --------
Income (loss) before cumulative effect                  618          (385)      (22,977)      (38,356)       (4,182)
  of accounting change..........................
Cumulative effect of accounting change..........    (20,500)           --            --            --            --
                                                   --------      --------      --------      --------      --------
Net loss........................................   $(19,882)     $   (385)     $(22,977)     $(38,356)     $ (4,182)
                                                   ========      ========      ========      ========      ========

Earnings (loss) per common share:
   Basic:
     Continuing operations......................   $   0.03      $   0.01      $  (0.25)     $  (0.08)     $  (0.21)
     Discontinued operations....................         --         (0.03)        (0.92)        (1.91)        (0.12)
     Cumulative effect of accounting change.....      (1.04)           --            --            --            --
                                                   --------      --------      --------      --------      --------
     Net loss...................................   $  (1.01)     $  (0.02)     $  (1.17)     $  (1.99)     $  (0.33)
                                                   ========      ========      ========      ========      ========

Earnings (loss) per common share:
   Diluted:
     Continuing operations......................   $   0.03      $   0.01      $  (0.25)     $  (0.08)     $  (0.21)
     Discontinued operations....................         --         (0.03)        (0.92)        (1.91)        (0.12)
     Cumulative effect of accounting change.....      (1.02)           --            --            --            --
                                                   --------      --------      --------      --------      --------
     Net loss...................................   $  (0.99)     $  (0.02)     $  (1.17)     $  (1.99)     $  (0.33)
                                                   ========      ========      ========      ========      ========

Weighted average common shares outstanding:
   Basic ....................                        19,664        19,660        19,660        19,299        12,556
   Diluted ..................                        20,022        20,062        19,660        19,299        12,556

                                                            SEPTEMBER 30,
                                                            -------------
                                     2003          2002          2001          2000          1999
                                     ----          ----          ----          ----          ----
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit) (3)....  $(22,173)     $(23,823)     $(24,146)     $(19,365)     $  7,071
Total assets (4).................    37,252        56,674        56,378        60,699        63,623
Total debt.......................    38,870        39,674        51,930        71,139        85,829
Shareholders' equity (deficit)...   (16,853)        2,642         4,200        23,981        49,986

(1) Waterlink incurred special charges relating to continuing operations as follows:

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

(2) Interest expense for the years ended September 30, 1999, 2000 and 2001 include financing charges of $870,000, or $0.07 per share, $217,000, or $0.01 per share, and $87,000, or $0.00 per share, respectively, related to the amortization of the value assigned to warrants issued to purchase up to 283,637 shares of common stock at an exercise price of $0.01 per share in 1999 and 100,000 shares of common stock at an exercise price of $0.01 in 2000. No interest expense has been recorded in connection with Waterlink's senior credit facility in the United States or any of our subordinated notes since the bankruptcy proceeding began on June 27, 2003.

(3) At September 30, 2000 Waterlink was in violation of certain of its financial covenants with respect to its senior credit facility. Accordingly, the entire balance of the senior credit facility was classified as current at September 30, 2000. Based on certain conditions of Waterlink's senior credit facility and other indebtedness that could accelerate the maturity date of such indebtedness, all debt was classified as current at September 30, 2002 and 2001. Based on the maturity date of October 1, 2003, all debt was classified as current at September 30, 2003.

(4) Total assets exclude net assets of discontinued operations for all periods presented.

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

CHAPTER 11 CASES

         On the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. For further details regarding the Chapter 11 Cases, see "Bankruptcy Considerations" under Item 1. Waterlink also sought, and was granted, authority to use certain cash collateral to support current operations and satisfy customer needs. Waterlink has remained in possession of its assets and properties, and it has continued to operate its business and manage its properties as "debtor-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The Debtors are currently funding their operations through the use of cash collateral pursuant to Order entered by the Bankruptcy Court pursuant to Section 363 of the Bankruptcy Code. While we believe that the use of cash collateral will support current operations and satisfy all current customer needs, there can be no assurance that cash collateral will be sufficient and it is unlikely that we would be able to obtain other financing. The Debtors currently have authority to use cash collateral until January 30, 2004.

         As of December 11, 2003, Waterlink and its wholly-owned operating subsidiary, Barnebey Sutcliffe Corporation, executed the Purchase Agreement with the Buyer, for the Buyer to purchase substantially all of the assets and business operations of Waterlink, including the operations of Barnebey
Sutcliffe Corporation and the subsidiaries of Waterlink in the United Kingdom. On December 16, 2003, Debtors received a $5,000,000 deposit contemplated by the Purchase Agreement. The proposed purchase is subject to the terms and conditions of the Purchase Agreement, including purchase price adjustments. Waterlink anticipates that all of the proceeds of the transaction will be used to partially satisfy the claims of creditors.

         On December 16, 2003, Waterlink filed a motion with the Bankruptcy Court, requesting that the court approve the proposed sale and establish bidding procedures and a date and time for conducting an auction to determine if there are higher or better offers for Waterlink's assets and business. There can be no assurance that the Bankruptcy Court will approve the proposed transaction reflected in the Purchase Agreement, or that final documentation will be reached on terms satisfactory to all parties. Subject to receipt of the Bankruptcy Court's approval and the satisfaction of other pre-closing conditions, Waterlink expects the transaction to close in the first quarter of 2004. Waterlink anticipates that all of the proceeds of the transaction will be used to partially satisfy the claims of creditors.

         In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan that satisfies the requirements of the Bankruptcy Code. A plan could resolve, among other things, the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for its corporate governance subsequent to exit from bankruptcy protection. The timing and filing of a plan of reorganization by Waterlink will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases, including the sale of assets contemplated in the proposed Purchase Agreement. At this time, it appears unlikely that the Debtors will emerge from Chapter 11 protection. The likely outcome of these cases is that the sale of assets to the Buyer or the maker of a higher or better offer will be consummated. There can be no assurance at this time that a plan will be filed in the Chapter 11 Cases, confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

         Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under the plan of reorganization. Under Section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Subject to certain exceptions, this rejection relieves the Debtors of performing their future obligations under that lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the deemed breach. Section 1113(c) of the Bankruptcy Code specifies particular treatment of collective bargaining agreements ("CBAs") which a debtor may move to reject if the debtor first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court's approval of the rejection. See "Employees" under Item 1 for further information.

         At this time, it is not possible to predict with certainty the effect of the Chapter 11 Cases on Waterlink's business or whether and when it may emerge from Chapter 11 protection. The rights and claims of various creditors and security holders may be determined by a plan, as well. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is likely that Waterlink's equity or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Accordingly, Waterlink urges that appropriate caution be exercised with respect to existing and future investments in any of such securities.

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

Retirement Plans

         Waterlink sponsors two defined benefit pension plans that cover substantially all of our employees. The accounting for pensions is determined by standardized accounting and actuarial methods that include critical assumptions; which include discount rates, expected return on plan assets and future compensation increases. Waterlink considers these assumptions to be critical as they can impact periodic pension expense as well as the minimum pension liability. As shown in the consolidated statements of shareholders' equity and discussed in note 14 to the consolidated financial statements, during fiscal 2003 Waterlink increased the additional minimum pension liability by $152,000 and reduced equity by the corresponding amount. At September 30, 2003, Waterlink's pension liabilities totaled $4,184,000, of which $381,000 is included in accrued expenses.

BACKLOG

         In the past Waterlink has experienced quarterly fluctuations in operating results due to the contractual nature of its business and the consequent timing of these orders. In addition, certain of the contracts will be subject to the customer's ability to finance, or fund from government sources, the actual costs of completing the project as well as the ability to receive any necessary permits to commence the project. Therefore, Waterlink expects that its future operating results could fluctuate significantly, especially on a quarterly basis, due to the timing of the awarding of such contracts, the ability to fund project costs, and the recognition by Waterlink of revenues and profits. In addition, Waterlink has historically operated with a moderate backlog. As of September 30, 2003, Waterlink's total backlog from continuing operations was approximately $13.0 million, consisting of $9.6 million of firm commitments to purchase carbon and related service products, and $3.4 million of written purchase orders for capital goods equipment. Quarterly sales and operating results will be affected by the volume and timing of contracts received and performed within the quarter, which are difficult to forecast. Any significant deferral or cancellation of a contract could have a material adverse effect on Waterlink's operating results in any particular period. Because of these factors, Waterlink believes that period-to-period comparisons of its operating results are not necessarily indicative of future performances.

RESULTS OF CONTINUING OPERATIONS

         The following table sets forth for the periods indicated, statements of operations data as a percentage of net sales. In an effort to enhance comparability between periods, goodwill amortization has been excluded from the amounts for fiscal 2002 and 2001.

                                                                  FISCAL      FISCAL      FISCAL
                                                                   2003        2002        2001
                                                                   ----        ----        ----
Net sales                                                         100.0%      100.0%      100.0%
Cost of sales                                                      76.9        76.0        78.0
                                                                  -----       -----       -----
Gross profit                                                       23.1        24.0        22.0
Selling, general and administrative expenses                       15.0        15.4        16.1
Special charges                                                      --          --         3.9
Amortization                                                        0.8         0.3        (0.1)
                                                                  -----       -----       -----
Operating income                                                    7.3         8.3         2.1
Other income (expense):
    Interest expense                                               (3.8)       (5.8)       (6.1)
    Amortization of loan fees                                      (0.4)       (1.0)       (2.1)
    Bankruptcy related expenses                                    (1.5)         --          --
    Other items-net                                                 0.0        (0.1)       (0.4)
                                                                  -----       -----       -----
Income (loss) before income taxes                                   1.6         1.4        (6.5)
Income taxes                                                        0.7         0.2         0.0
                                                                  -----       -----       -----
Income (loss) from continuing operations                            0.9         1.2        (6.5)
Discontinued operations:
    Loss from discontinued operations                                --        (0.8)       (0.9)
    Loss from disposal of discontinued operations                    --          --       (26.7)
                                                                  -----       -----       -----
Income (loss) before cumulative effect of accounting change         0.9         0.4       (34.1)
Cumulative effect of accounting change                            (30.6)         --          --
                                                                  -----       -----       -----
Net loss                                                          (29.7)%       0.4%      (34.1)%
                                                                  =====       =====       =====

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         Net Sales: Net sales for the year ended September 30, 2003 were $66,858,000, an increase of $2,804,000, or 4.4%, from the prior year. Net sales of carbons, related services, and standard equipment increased by 10.3% in 2003 as compared to the prior year, principally in England. This increase was partially offset by a 14.8% decrease in sales of engineered systems and equipment. The decrease in sales of engineered systems and equipment during fiscal 2003 occurred in both the United States and England.

         Gross Profit: Gross profit for the year ended September 30, 2003 was $15,453,000, an increase of $100,000 from the prior year due to the increase in net sales. The gross margin for 2003 was 23.1% as compared to 24.0% in the prior year. The gross margin decrease in 2003 is the result of product mix as compared to the prior year.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended September 30, 2003 were $10,036,000, an increase of $196,000, or 2.0%, from the prior year. This increase reflects $375,000 of costs recorded at the corporate office with regard to professionals engaged to assist the Company with the evaluation of its financial alternatives with regard to its leverage situation. Selling, general and administrative expenses as a percentage of net sales were 15.0% in 2003 as compared to 15.4% for the prior year.

         Interest Expense: Interest expense for the year ended September 30, 2003 was $2,508,000, as compared to $3,712,000 in the prior year. This decrease is due to the fact that interest on senior indebtedness and subordinated notes in the United States stopped being accrued on June 27, 2003, the date of Waterlink's bankruptcy filing. In addition there was also a decrease through the first nine months of the fiscal year due to lower interest rates in the current year as well as principal reductions made during fiscal 2003.

         Amortization of Financing Costs: Amortization of financing costs for the year ended September 30, 2003 was $282,000 as compared to $642,000 for the prior year. These amounts vary based on the amounts associated with and timing of amendment fees related to amendments of the senior credit facility in the United States.

         Income Taxes: Waterlink recorded income taxes of $425,000 on pre-tax income of $1,043,000 for the year ended September 30, 2003, which represented current state income taxes on domestic earnings and deferred tax on earnings in England. For the year ended September 30, 2002, state income taxes of $94,000 were recorded on a pre-tax income of $243,000.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         Net Sales: Net sales for the year ended September 30, 2002 were $64,054,000, a decrease of $1,499,000, or 2.3%, from the prior year. Net sales of carbons, related services, and standard equipment increased by 4.4% in 2002 as compared to the prior year, principally in England. This increase was more than offset by a 19.0% decrease in engineered systems and equipment. The decrease in sales of engineered systems and equipment during fiscal 2002 occurred in both the United States and England.

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

         Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended September 30, 2002 were $9,840,000, a decrease of $7264,000, or 6.9%, from the prior year. This decrease is primarily due to cost reductions in the corporate office. Selling, general and administrative expenses as a percentage of net sales were 15.4% in 2002 as compared to 16.1% for the prior year, which reflects the decrease in expense.

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

         -        the funding of its acquisition program

         - working capital requirements including the funding for growth at certain operations

         -        the funding required for certain under-performing acquisitions

         - the funding of interest on borrowings and the repayment of borrowings

         In May 2000 Waterlink announced that its board of directors had instructed management to explore various strategic alternatives, including the sale of all or part of Waterlink. To date, Waterlink has sold four of its five operating divisions: the biological division in two separate transactions in September and December 2000; the separations division in February 2001; the European water and wastewater division in a series of transactions during the fourth quarter of our fiscal year ended September 30, 2001, and the pure water division in May 2002. At September 30, 2003, Waterlink has recorded $2,217,000 of net assets of discontinued operations that represents amounts either placed in escrow or held back by the purchaser of the pure water division. These assets are subject to reduction for indemnification claims made on or before May 30, 2004.

         In September 2001 the board of directors of Waterlink determined the corporate office should be relocated to its Columbus, Ohio facility. This consolidation resulted in personnel reductions and the disposal of certain fixed assets. Accordingly, Waterlink recorded a special charge of $2,560,000 in 2001 relating to severance obligations to eight individuals and the write off of certain fixed assets. During fiscal 2003 Waterlink paid approximately $205,000 relating to these severance obligations. At September 30, 2003, approximately $1,241,000 remained accrued for severance obligations relating to two of these individuals. Due to Waterlink's bankruptcy filing, no payments have been made on these obligations subsequent to June 27, 2003. These obligations remain stayed, pending the resolution of Waterlink's bankruptcy case.

         Waterlink does not currently anticipate making significant capital investments in plant and equipment because we believe our current businesses do not require such investments as well as our current financial position.

         For the year ended September 30, 2003, net cash provided by continuing operating activities was $1,952,000 and purchases of equipment totaled $1,214,000. During fiscal 2003 Waterlink realized proceeds totaling $250,000 from the final holdback relating to the sale of certain operations in Europe. These proceeds were used to repay senior indebtedness as required by our senior credit facility.

         The consolidated financial statements of Waterlink have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Waterlink has incurred net losses of $22,977,000 in 2001, $385,000 in 2002 and $19,882,000 in 2003. Waterlink filed for bankruptcy on June 27, 2003 and at September 30, 2003 had a working capital deficiency of $23,173,000. In addition, Waterlink has signed a definitive agreement, subject to final Bankruptcy Court approval, to sell substantially all its operating assets. These factors raise substantial doubt about Waterlink's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Waterlink be unable to continue as a going concern.

Credit Availability

         As of September 30, 2003, Waterlink's credit facilities were comprised of (1) a $34,681,000 domestic senior credit facility with Bank of America, NA, as agent, which expired on October 1, 2003, and (2) a 1,250,000 pounds sterling revolving credit facility in England with The Royal Bank of Scotland. At September 30, 2003 there were no borrowings available under the domestic senior credit facility in the United States and approximately $984,000 of borrowings available in England with The Royal Bank of Scotland.

         Since the filing of the Chapter 11 cases, Waterlink has not made any interest or principal payments under the domestic senior credit facility. The maturity date of this facility was October 1, 2003. Any future credit availability, if any, would be based on orders approved by the bankruptcy court.

         In December 2002, Sutcliffe Speakman Limited, Waterlink's wholly-owned operating subsidiary in England, entered into a credit facility with The Royal Bank of Scotland, with availability based on a percentage of eligible accounts receivable, with a maximum borrowing amount of 1,250,000 pounds sterling. In connection with this facility certain accounts receivable were pledged as collateral. In connection with entering into this credit facility, Waterlink remitted $1 million of the proceeds to our senior bank group as required by the October 1, 2002 amendment to the domestic senior credit facility. The balance outstanding on the facility with The Royal Bank of Scotland in England was approximately $939,000 at September 30, 2003.

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

         The Debtors are currently funding their operations through the use of cash collateral pursuant to an order entered by the Bankruptcy Court pursuant to
Section 363 of the Bankruptcy Code. While we believe that the use of cash collateral will support current operations and satisfy all current customer needs, there can be no assurance that cash collateral will be sufficient and it is unlikely that we would be able to obtain other financing. The Debtors currently have authority pursuant to the order to use cash collateral until January 30, 2004.

Market Risk

         Waterlink's earnings are affected by changes in interest rates charged on our domestic facility. If the market rates for borrowings increased by 1% on our domestic facility, the impact would be an increase to interest expense of $346,000 with a corresponding decrease to income before income taxes. This amount was determined by considering the impact of hypothetical interest rates on the balance of Waterlink's domestic facility at September 30, 2003. This analysis does not consider the effects of the overall economic environment associated with such a change nor does it assume any change to Waterlink's current financial structure. Based on the bankruptcy proceedings that commenced on June 27, 2003, no amounts for interest on the domestic facility were expensed or paid subsequent to that date.

         Waterlink occasionally has exposure to currency rate fluctuations related primarily to the purchases of inventory and the collection of accounts receivable. In these situations Waterlink utilizes a limited number of foreign exchange instruments, primarily forward contracts, to manage this exposure. Waterlink had no significant hedging contracts outstanding at September 30, 2003.

Impact of Recently Issued Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No.146, "Accounting for Costs Associated with Exit or Disposal Activities", provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No.146 did not have a material effect on the Company's consolidated financial statements.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The adoption of the recognition requirements of FIN 45 did not have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after September 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an entity that issues financial instruments (or may be required under the terms of a financial instrument to issue its equity shares) classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         With the exception of historical information, the matters discussed in this report may include forward-looking statements that involve risks and uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on variety of assumptions made by management regarding future circumstances over which Waterlink has little or no control. A number of important factors, including those identified in this section as well as factors discussed elsewhere herein, could cause Waterlink's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following:

         - the impact on operations of the bankruptcy proceedings and orders and authority of the bankruptcy court

         - the ability to generate sufficient cash flows to support working capital needs

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

                    v.     changes in cost of labor and benefits

                    vi. the cost and availability of raw materials and energy

         -        the cost of capital, including interest rate increases

         -        unanticipated litigation, claims or assessments

RISK FACTORS

Our Operations, Our Securities and Our Constituencies Are Being, and Will Be, Affected By Our Filing For Protection Under the Bankruptcy Code

         On June 27, 2003, we filed voluntary petitions for protection under the Bankruptcy Code in the Bankruptcy Court. We continue to operate our businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. There can be no assurance that our customers and suppliers will continue to transact business with us in the same manner as prior to our filing.

         We are currently funding our operations through the use of cash collateral pursuant to Order entered by the Bankruptcy Court pursuant to Section 363 of the Bankruptcy Code. While we believe that the use of cash collateral will support current operations and satisfy all current customer needs, there can be no assurance that cash collateral will be sufficient and it is unlikely that we would be able to obtain other financing.

         As of December 11, 2003, we executed an agreement to sell substantially all of our assets and business operations. On December 16, 2003, we filed a motion with the Bankruptcy Court, requesting that the court approve the proposed sale and establish bidding procedures and a date and time for conducting an auction to determine if there are higher or better offers for our assets and business. There can be no assurance that the Bankruptcy Court will approve the proposed transaction, that final documentation will be reached on terms satisfactory to all parties or that the Creditors' Committee and our secured creditors will support our positions with respect to the proposed transaction or otherwise. Disagreements among the Creditors' Committee, our secured creditors and us could protract the Chapter 11 Cases, negatively impact our ability to operate during the Chapter 11 Cases and delay the conclusion of the Chapter 11 Cases. We anticipate that all of the proceeds of the proposed transaction that we receive will be used to partially satisfy the claims of our creditors.

          In order to successfully exit Chapter 11 protection, we will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan that satisfies the requirements of the Bankruptcy Code. At this time, it appears unlikely that we will emerge from Chapter 11. The likely outcome is the sale of substantially all of our assets to the Buyer or the maker of a higher or better offer. There can be no assurance at this time that a plan will be filed in the Chapter 11 Cases, that such plan will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

         At this time, it is not possible to predict with certainty the effect of the Chapter 11 process on our business or whether and when we may emerge from Chapter 11. The rights and claims of various creditors and security holders may be determined by a plan, if any. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is likely our equity or other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value.

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

The Current Members of Our Board of Directors and Management Own Approximately 19.3% of Our Common Stock and Can Exercise Significant Influence over Our Affairs. Also, Several Institutional Investors Own Substantial Percentages of Our Common Stock

         At November 30, 2003, our current directors and management own or control, in the aggregate, approximately 19.3% of our common stock. In addition, several large institutional investors own or control a significant percentage of our common stock. Accordingly, these individuals and institutional investors, if acting together or even alone, can exercise significant influence over our affairs including the election of our directors, appointment of our management and approval of actions requiring the approval of our stockholders, which may include the adoption of amendments to our certificate of incorporation, the approval of mergers or sales of all or substantially all our assets, and similar items. The concentration of voting power of these stockholders, if they act together, could, under certain circumstances, have the effect of delaying or preventing a change in control of Waterlink.

Our Foreign Operations Are Subject to Political and Economic Risks and We May Be Adversely Affected by Foreign Currency Fluctuation

         We sell a substantial proportion of our systems, equipment and services in Western Europe, Asia and other regions outside the United States. Also, we have one subsidiary that operates in England. Our net sales outside the United States were approximately 36.8% of our net sales for the year ended September 30, 2003. Political, economic, regulatory and social conditions in foreign countries in which we sell product may change. Risks associated with sales and operations in foreign countries include risks of:

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

         ITEM 7(a). QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET
RISK

         The disclosures required under this item are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS

Reports of Independent Auditors................................................................................  23
Consolidated Balance Sheets at September 30, 2003 and 2002.....................................................  25
Consolidated Statements of Operations for the years ended September 30, 2003,
   2002 and 2001...............................................................................................  27
Consolidated Statements of Shareholders' Equity (Deficiency) for the years ended
   September 30, 2003, 2002 and 2001...........................................................................  28
Consolidated Statements of Cash Flows for the years ended September 30, 2003,
   2002 and 2001...............................................................................................  29
Notes to Consolidated Financial Statements.....................................................................  30

                         Report of Independent Auditors

To the Audit Committee of the Board of Directors and Shareholders of Waterlink, Inc.


         We have audited the accompanying consolidated balance sheet of Waterlink, Inc. (debtor-in-possession) and subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waterlink, Inc. (debtor-in-possession) and subsidiaries at September 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements for 2003 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4, the Company has incurred substantial losses and has a working capital deficiency. Additionally, the Company filed for bankruptcy on June 27, 2003 and on December 11, 2003 the Company signed a definitive agreement, subject to final approval, to sell substantially all of its assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

/s/ Marcum & Kliegman LLP

Woodbury, NY
December 30, 2003

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Waterlink, Inc.

We have audited the accompanying consolidated balance sheet of Waterlink, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waterlink, Inc. and subsidiaries at September 30, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements for 2002 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4, the Company has incurred losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Canton, Ohio
November 1, 2002

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                           Consolidated Balance Sheets

                                                                                            SEPTEMBER 30,
                                                                                          2003           2002
                                                                                      ---------------------------
                                                                                   (In thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $     2,666     $     2,530
   Trade accounts receivable, less allowance of $294 in 2003
     and $275 in 2002                                                                      13,153          11,210
   Inventories                                                                             10,111          10,528
   Costs in excess of billings                                                              1,167           1,783
   Other current assets                                                                     1,032           1,130
   Net assets of discontinued operations                                                      754             640
                                                                                      ---------------------------
Total current assets                                                                       28,883          27,821

Property, plant and equipment, at cost:
   Land, building and improvements                                                          2,111           1,626
   Machinery and equipment                                                                  7,369           6,538
   Office equipment                                                                           842             717
                                                                                      ---------------------------
                                                                                           10,322           8,881
   Less accumulated depreciation                                                            4,785           3,723
                                                                                      ---------------------------
                                                                                            5,537           5,158
Other assets:
   Goodwill, net of amortization of $2,914 in 2002                                          3,566          24,250
   Other assets                                                                                20              85
   Net assets of discontinued operations                                                        -             219
                                                                                      ---------------------------
                                                                                            3,586          24,554

                                                                                      ---------------------------
Total assets                                                                          $    38,006     $    57,533
                                                                                      ===========================

The accompanying notes are an integral part of these statements

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                           Consolidated Balance Sheets

                                                                                            SEPTEMBER 30,
                                                                                          2003           2002
                                                                                      ---------------------------
                                                                                   (In thousands, except share data)
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
   Trade accounts payable                                                             $     3,416     $     6,848
   Accrued expenses                                                                         2,515           4,577
   Billings in excess of cost                                                                 839             232
   Accrued income taxes                                                                       230             313
   Current debt obligations                                                                   939          39,674
   Liabilities subject to compromise                                                       43,117               -
                                                                                      ---------------------------
Total current liabilities                                                                  51,056          51,644

Accrued pension costs                                                                       3,803           3,247

Shareholders' (deficiency) equity:
   Preferred Stock, $.001 par value, authorized 10,000,000
     shares, none issued and outstanding                                                        -               -
   Common Stock, voting, $.001 par value,
     authorized--40,000,000 shares,
     issued and outstanding--19,665,149 shares at September 30, 2003
     and 19,659,694 shares at September 30, 2002                                               20              20
   Additional paid-in capital                                                              92,174          92,174
   Accumulated other comprehensive loss                                                    (5,927)         (6,314)
   Accumulated deficit                                                                   (103,120)        (83,238)
                                                                                      ---------------------------
Total shareholders' (deficiency) equity                                                   (16,853)          2,642
                                                                                      ---------------------------
Total liabilities and shareholders' (deficiency) equity                               $    38,006     $    57,533
                                                                                      ===========================

The accompanying notes are an integral part of these statements.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                      Consolidated Statements of Operations

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                            2003          2002           2001
                                                                        -----------------------------------------
                                                                          (In thousands, except per share data)
Net sales                                                               $     66,858   $    64,054    $    65,553
Cost of sales                                                                 51,405        48,701         51,150
                                                                        -----------------------------------------
Gross profit                                                                  15,453        15,353         14,403

Selling, general and administrative expenses                                  10,036         9,840         10,566
Special charges                                                                    -             -          2,560
Amortization                                                                     553           850            530
                                                                        -----------------------------------------
Operating income                                                               4,864         4,663            747

Other income (expense):
    Interest expense                                                          (2,508)       (3,712)        (3,992)
    Amortization of loan fees                                                   (282)         (642)        (1,386)
    Bankruptcy related expenses                                               (1,034)            -              -
    Other items--net                                                               3           (66)          (267)
                                                                        -----------------------------------------
Income (loss) before income taxes                                              1,043           243         (4,898)
Income taxes                                                                     425            94             12
                                                                        -----------------------------------------
Income (loss) from continuing operations                                         618           149         (4,910)
Discontinued operations:
    Loss from operations, no income tax effect                                     -          (534)          (592)
    Loss on disposal                                                               -             -        (17,475)
                                                                        -----------------------------------------
Income (loss) before cumulative effect of accounting change                      618          (385)       (22,977)
Cumulative effect of accounting change                                       (20,500)            -              -
                                                                        -----------------------------------------
Net loss                                                                $    (19,882)  $      (385)   $   (22,977)
                                                                        =========================================

    Earnings (loss) per common share-basic:
       Continuing operations                                            $       0.03   $      0.01    $     (0.25)
       Discontinued operations                                                     -         (0.03)         (0.92)
       Cumulative effect of accounting change                                  (1.04)            -              -
                                                                        -----------------------------------------
                                                                        $      (1.01)  $     (0.02)   $     (1.17)
                                                                        =========================================
    Earnings (loss) per common share- diluted:
       Continuing operations                                            $       0.03   $      0.01    $     (0.25)
       Discontinued operations                                                     -         (0.03)         (0.92)
       Cumulative effect of accounting change                                  (1.02)            -              -
                                                                        -----------------------------------------
                                                                        $      (0.99)  $     (0.02)   $     (1.17)
                                                                        =========================================
    Weighted average common shares outstanding-
       Basic                                                                  19,664        19,660         19,660
       Diluted                                                                20,022        20,062         19,660

The accompanying notes are an integral part of these statements.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
          Consolidated Statements of Shareholders' Equity (Deficiency)

                                                                                  ACCUMULATED                           TOTAL
                                                                  ADDITIONAL         OTHER                          SHAREHOLDERS'
                                                      COMMON       PAID-IN       COMPREHENSIVE      ACCUMULATED         EQUITY
                                                       STOCK       CAPITAL           LOSS             DEFICIT        (DEFICIENCY)
                                                    ----------    ----------     -------------      -----------     -------------
                                                                           (In thousands, except share data)
YEAR ENDED SEPTEMBER 30, 2001
Balance at October 1, 2000                                  20        92,087            (8,250)         (59,876)           23,981
Net loss                                                                                                (22,977)          (22,977)
Foreign currency translation adjustments,
   including $6,416 reclassification due to the
   sale of the European Water and Wastewater
   Division                                                                              6,004                              6,004
Minimum pension liability adjustment                                                    (2,895)                            (2,895)
                                                                                                                    -------------
Comprehensive loss                                                                                                        (19,868)
Issuance of warrants in connection with
   the issuance of subordinated notes                                     87                                                   87
                                                    ----------    ----------     -------------      -----------     -------------
Balance at September 30, 2001                               20        92,174            (5,141)         (82,853)            4,200

YEAR ENDED SEPTEMBER 30, 2002
Net loss                                                                                                   (385)             (385)
Foreign currency translation adjustments                                                 1,046                              1,046
Minimum pension liability adjustment                                                    (2,219)                            (2,219)
                                                                                                                    -------------
Comprehensive loss                                                                                                         (1,558)
                                                    ----------    ----------     -------------      -----------     -------------
Balance at September 30, 2002                               20        92,174            (6,314)         (83,238)            2,642

YEAR ENDED SEPTEMBER 30, 2003
Net loss                                                                                                (19,882)          (19,882)
Exercise of 5,455 common stock warrants                      -                                                                  -
Foreign currency translation adjustments                                                   539                                539
Minimum pension liability adjustment                                                      (152)                              (152)
                                                                                                                    -------------
Comprehensive loss                                                                                                        (19,495)
                                                    ----------    ----------     -------------      -----------     -------------
Balance at September 30, 2003                       $       20    $   92,174     $      (5,927)     $  (103,120)    $     (16,853)
                                                    ==========    ==========     =============      ===========     =============

The accompanying notes are an integral part of these statements.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                      Consolidated Statements of Cash Flows

                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                               2003           2002          2001
                                                                           -----------------------------------------
                                                                                         (In thousands)
OPERATING ACTIVITIES
Income (loss) from continuing operations                                   $        618   $        149  $     (4,910)
Adjustments to reconcile income (loss) from continuing
   operations to net cash provided by (used in) operating activities:
     Deferred income taxes                                                          320              -             -
     Depreciation                                                                   949            995         1,182
     Amortization                                                                   836          1,481         2,006
     Changes in working capital:
       Trade accounts receivable                                                 (1,713)           996          (932)
       Inventories                                                                  526             43           293
       Cost in excess of billings                                                   642           (103)       (1,117)
       Other assets                                                                  30           (836)          142
       Trade accounts payable                                                      (483)          (179)          672
       Accrued expenses                                                            (430)          (513)        2,008
       Billings in excess of cost                                                   602           (171)         (169)
       Accrued income taxes                                                          55              7           215
                                                                           -----------------------------------------
Net cash provided by (used in) operating activities                               1,952          1,869          (610)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                                  (1,214)          (621)         (370)
Proceeds from sale of subsidiaries                                                  250         12,780        20,360
                                                                           -----------------------------------------
Net cash (used in) provided by investing activities                                (964)        12,159        19,990

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                  906            422         1,713
Payments on long-term borrowings                                                 (1,743)       (12,678)      (20,922)
                                                                           -----------------------------------------
Net cash used in financing activities                                              (837)       (12,256)      (19,209)
Effect of exchange rate changes on cash                                              67            102          (524)
                                                                           -----------------------------------------
Cash flows provided by (used in) continuing operations                              218          1,874          (353)
Cash flows used in discontinued operations                                          (82)          (990)         (921)
                                                                           -----------------------------------------
Increase (decrease) in cash and cash equivalents                                    136            884        (1,274)
Cash and cash equivalents at beginning of year                                    2,530          1,646         2,920
                                                                           -----------------------------------------
Cash and cash equivalents at end of year                                   $      2,666   $      2,530  $      1,646
                                                                           =========================================

The accompanying notes are an integral part of these statements.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                   Notes to Consolidated Financial Statements

                               September 30, 2003

1.       ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Waterlink, Inc. and its wholly-owned subsidiaries ("Waterlink" or the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

         FISCAL YEAR END - The Company's fiscal year ends on September 30th. References in the notes to the financial statements to the years 2003, 2002 and 2001 refer to the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

         DESCRIPTION OF THE BUSINESS - The Company specializes in the development and production of activated carbons used to purify air, water and gases. Waterlink is a supplier of activated carbon for liquid, air and gas filtration systems and is a manufacturer of specialized impregnated carbons. Its products include adsorbtion equipment, bioreactors and bioscrubbers, corrosive gas control systems, solvent recovery systems, and a variety of air, odor and vapor control and filtration systems. The Company has locations throughout the United States as well as one in England.

         CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

         CONTRACTS AND REVENUE RECOGNITION - A portion of the Company's systems and equipment are custom designed and take a number of months to produce. Revenues from large contracts are recognized using the percentage of completion method of accounting in the proportion that costs bear to total estimated costs at completion. Revisions of estimated costs or potential contract losses are recognized in the period in which they are determined. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in revenues when collection is probable.

         Contract costs include all material and labor costs, as well as applicable overheads related to contract performance. General and administrative expenses are charged to expense as incurred.

         Revenues from the remaining equipment and product sales are recognized when title passes upon shipment.

         INVENTORIES - Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)


1.       ACCOUNTING POLICIES (CONTINUED)

         CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade accounts receivable. The Company places its cash equivalents with major financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different regions and industries. The Company grants credit to customers based on an evaluation of their financial condition and collateral is generally not required. Losses from credit sales are provided for in the financial statements and have historically been within management's expectations.

         LONG-LIVED ASSETS - Property, plant and equipment is valued at cost. Expenditures for repairs and maintenance are charged to operations as incurred, while expenditures for additions and improvements are capitalized. Depreciation is computed principally using the straight-line method over the estimated useful lives of assets. The useful lives range from 30 to 40 years for building and improvements; 5 to 10 years for machinery and equipment and 3 to 7 years for office equipment.

         Goodwill represents costs in excess of net assets of acquired businesses. Through fiscal 2002 goodwill was amortized using the straight-line method over a period of 40 years. Commencing October 1, 2002, goodwill is no longer being amortized (Note 5).

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to fair value. Factors considered in the determination of fair value include current operating results, trends and the present value of estimated expected future cash flows. Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Company during 2003. The provisions of this statement that are applicable to the Company were implemented on a prospective basis as of October 1, 2002, which had no material effect on the Company's financial statements.

         FOREIGN CURRENCY TRANSLATION - Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

1.       ACCOUNTING POLICIES (CONTINUED)

average rates of exchange prevailing during the year. The related translation adjustments are reflected in accumulated other comprehensive loss in shareholders' (deficiency) equity. Foreign currency gains and losses resulting from transactions included in the results of continuing operations amounted to losses of $39,000 in 2003 and $9,000 in 2002, and a gain of $17,000 in 2001.

         ACCUMULATED OTHER COMPREHENSIVE LOSS - At September 30, 2003 accumulated other comprehensive loss consists of a loss of $5,266,000 relating to a minimum pension liability adjustment and a loss of $661,000 relating to accumulated foreign currency translation adjustments. At September 30, 2002 the accumulated other comprehensive loss consisted of a loss of $5,114,000 relating to the minimum pension liability adjustment and a loss of $1,200,000 relating to accumulated foreign currency translation adjustments. At September 30, 2001 the accumulated other comprehensive loss consisted of a loss of $2,895,000 relating to the minimum pension liability adjustment and a loss of $2,246,000 relating to accumulated foreign currency translation adjustments.

         EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding adjusted for any dilutive impact of potential common shares for options, warrants and convertible subordinated debt. For 2003 and 2002 the dilutive securities relate to the exercise of common stock warrants that carry an exercise price of $0.01 per share. Items excluded were 995,500 stock options, 143,954 common shares that would be issued upon the conversion of the subordinated notes, and 3,000 common stock warrants. Due to the loss from continuing operations in 2001 all such items that were either exercisable or convertible into common shares were anti-dilutive.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

1.       ACCOUNTING POLICIES (CONTINUED)

         STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS - At September 30, 2003, the Company had stock-based employee plans, which are described more fully in
Note 13. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Account Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


                                                                     2003             2002             2001
                                                                  -------------------------------------------
                                                                     (In thousands, except per share data)
PRO FORMA IMPACT OF FAIR VALUE METHOD
Reported net loss                                                 $ (19,882)        $   (385)        $(22,977)
Stock-based employee compensation determined
  under fair value based method, net of taxes                           (48)             261              490
                                                                  ---------         --------         --------
Pro forma net loss                                                $ (19,930)        $   (124)        $(22,487)
                                                                  =========         ========         ========

LOSS PER COMMON SHARE:
  Basic -as reported                                              $   (1.01)        $  (0.02)        $  (1.17)
  Basic -pro forma                                                $   (1.01)        $  (0.01)        $  (1.14)

  Diluted-as reported                                             $   (0.99)        $  (0.02)        $  (1.17)
  Diluted-pro forma                                               $   (1.00)        $  (0.01)        $  (1.14)

         The fair value of these options and the options granted as part of the various plans were estimated at the date of grant using a Black-Scholes option-pricing model. The Company assumed a dividend yield rate of 0% and a weighted-average expected life of the options of 5 years for all periods presented. The risk-free interest factor utilized was 5.0% in 2002 and 6.3% in 2001. Further, the volatility factor of the expected market price of the Company's Common Stock was 42% in 2002 and 34% in 2001.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

1.       ACCOUNTING POLICIES (CONTINUED)

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities," provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No.146 did not have a material effect on the Company's consolidated financial statements.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company as of December 31, 2002. The adoption of the recognition requirements of FIN 45 did not have a material effect on the Company's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an entity that issues financial instruments (or may be required under the terms of a financial instrument to issue its equity shares) classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The adoption of

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

1.       ACCOUNTING POLICIES (CONTINUED)

SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

RECLASSIFICATIONS - Certain amounts reported in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

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

         The Debtors are currently funding their operations through the use of cash collateral pursuant to an Order entered by the Bankruptcy Court pursuant to
Section 363 of the Bankruptcy Code. The Debtors believe that the use of cash collateral will support current operations and satisfy all customer needs. The Debtors currently have authority to use cash collateral until January 30, 2004.

         Pursuant to an Order entered in the Chapter 11 Cases, the Debtors have employed NatCity Investments, Inc. to act as their investment bankers to assist the Debtors in the investigation and consideration of their strategic alternatives. Among the strategic alternatives being investigated and considered by the Debtors is the possibility of a sale of all or substantially all of their assets either through a motion or the confirmation of a plan. The timing of any of the

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

2.       VOLUNTARY PETITION TO FILE BANKRUPTCY (CONTINUED)

foregoing actions will depend on the timing and outcome of the investigation and consideration of strategic alternatives being performed by NatCity Investments, Inc. and numerous other ongoing matters in the Chapter 11 Cases. The Debtors believe that it is possible that a sale or other transaction will be presented to the Bankruptcy Court for approval prior to the end of the calendar year (Note
19).

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

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

2.       VOLUNTARY PETITION TO FILE BANKRUPTCY (CONTINUED)

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

         SOP 90-7 requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. The amount of expense incurred was approximately $1,034,000 from the date of filing, June 27, 2003, through September 30, 2003. The Consolidated Balance Sheet distinguishes pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

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

         Liabilities Subject to Compromise. Liabilities subject to compromise refers to liabilities incurred prior to the Petition Date. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

2.       VOLUNTARY PETITION TO FILE BANKRUPTCY (CONTINUED)

claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. It is anticipated that such adjustments, if any, would be material. Payment terms for these amounts will be established in connection with the Chapter 11 Cases. A summary of these liabilities subject to compromise follows (in thousands):

Secured senior debt, including unpaid interest and
   and deferred interest totaling $517,000                                $ 35,198
       Unsecured:
            Subordinated notes, including unpaid interest                    3,293
            Trade accounts payable                                           3,095
            Unpaid severance obligations                                     1,241
            Other                                                              290
                                                                          --------
                                                                             7,919
                                                                          --------
                                                                          $ 43,117
                                                                          ========

         Bankruptcy Items. In connection with the Company's bankruptcy filing, the Company has incurred through September 30, 2003 expense of approximately $1,034,000 with regard to professionals expense, of which approximately $90,000 was unpaid as of September 30, 2003.

         Condensed Balance Sheet Information. Condensed balance sheet information with respect to the Debtors at September 30, 2003 is as follows (in thousands):

Assets:
  Current assets                                   $ 21,200
  Other assets                                        4,283
Liabilities:
  Current liabilities                                 3,831
  Liabilities subject to compromise                  43,117
  Long-term liabilities                                  57

         The assets listed above do not include a note receivable from Waterlink UK Holdings Limited to Waterlink, Inc. of approximately $8,575,000. This note receivable is eliminated upon consolidation for purposes of the consolidated balance sheet at September 30, 2003.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

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

         The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. Information regarding discontinued operations for the years ended September 30, 2002 and 2001 is presented below (in thousands):

                                                   2002          2001
                                               -------------------------
                                                     (In thousands)
Net sales                                      $      9,123   $   61,533
Operating income                                         88        1,638
Allocated interest expense                             (622)      (2,230)
Income tax expense                                        -            -
                                               -------------------------
Loss from operations                                   (534)        (592)
Loss on disposal                                          -      (17,475)
                                               -------------------------
                                               $       (534)  $  (18,067)
                                               =========================

         The remaining escrows and holdbacks related to the sale of the Pure Water Division have been classified either as current or long-term assets (included in net assets of discontinued operations) on the consolidated balance sheets at September 30, 2002 and September 30, 2003 based on the anticipated timing of their release.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

4.       GOING CONCERN CONSIDERATIONS

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $19,882,000 in 2003, $385,000 in 2002 and $22,977,000 in 2001. The Company filed for bankruptcy on June 27, 2003 (Note 2) and at September 30, 2003 had a working capital deficiency of $22,173,000. In addition, as more fully described in Note 19, the Company has signed a definitive agreement, subject to final Bankruptcy Court approval, to sell substantially all of the operating assets of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Note 19 includes a pro forma presentation of the Company's balance sheet assuming the above-described sale of assets had occurred on September 30, 2003.

5 .      CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such impairment could exist. The Company adopted the provisions of SFAS No. 142 effective October 1, 2002, and as a result, no longer records goodwill amortization, which was $639,000 and $641,000 for the years ended September 30, 2002 and 2001, respectively.

         During its first fiscal quarter that ended December 31, 2002, the Company completed the initial goodwill impairment review as required under SFAS No. 142 and determined that an impairment condition did exist. Using a discounted cash flow analysis prepared by management, supported by an independent assessment of what a market comparable valuation might be, the Company determined it was necessary to reduce the goodwill balance at October 1, 2002 by $20,500,000. Had the Company accounted for goodwill under SFAS No. 142 for all periods presented, our results from continuing operations and related per share amounts would have been

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

5.       CUMULATIVE EFFECT OF ACCOUNTING CHANGE (CONTINUED)

as follows (in thousands, except per share data):

                                                                    2003       2002            2001
                                                                  -----------------------------------
Reported income (loss) from continuing operations                 $   618    $    149       $  (4,910)
Add back goodwill amortization                                          -         639             641
                                                                  -----------------------------------
Adjusted income (loss) from continuing operations                 $   618    $    788       $  (4,299)
                                                                  ===================================

Earnings (loss) per common share-
 basic and diluted
Reported income (loss) per share from continuing operations       $  0.03    $   0.01       $   (0.25)
Add back goodwill amortization                                          -        0.03            0.03
                                                                  -----------------------------------
Adjusted income (loss) per share from continuing operations       $  0.03    $   0.04       $   (0.22)
                                                                  ===================================

         There was no income tax effect related to the elimination of goodwill amortization, since goodwill amortization with regard to the reporting units is non-deductible for income tax purposes based on the nature of the acquisition. Although there were dilutive securities in 2003 and 2002, per share amounts were identical under both computations.

6.       INVENTORIES

         Inventories consisted of the following:

                                                                       SEPTEMBER 30,
                                                                  2003            2002
                                                                -----------------------
                                                                      (In thousands)
Raw materials and supplies                                      $ 4,500        $  6,279
Work in process                                                   1,733             203
Finished goods                                                    3,878           4,046
                                                                -----------------------
                                                                $10,111        $ 10,528
                                                                =======================

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

7.       CONTRACT BILLING STATUS

         Information with respect to the billing status of contracts in process is as follows:

                                                                          SEPTEMBER 30,
                                                                       2003           2002
                                                                  ----------------------------
                                                                         (In thousands)
Contract costs incurred to date                                   $     13,648    $     20,664
Estimated profits                                                        5,620           8,753
                                                                  ----------------------------
Contract revenue earned to date                                         19,268          29,417
Less billings to date                                                   18,940          27,866
                                                                  ----------------------------
Cost and estimated earnings in excess of billings, net            $        328    $      1,551
                                                                  ============================

         The above amounts are included in the accompanying consolidated balance sheet at:

                                                                          SEPTEMBER 30,
                                                                       2003            2002
                                                                  ----------------------------
                                                                         (In thousands)
Costs in excess of billings                                       $      1,167    $      1,783
Billings in excess of costs                                               (839)           (232)
                                                                  ----------------------------
                                                                  $        328    $      1,551
                                                                  ============================

8.       DEBT OBLIGATIONS

         Debt obligations consisted of the following:

                                                                         SEPTEMBER 30,
                                                                   2003                 2002
                                                                 -----------------------------
                                                                         (In thousands)
Senior credit facility with a group of banks                     $34,681              $ 36,424
Revolving facility in England with a bank                            939                     -
Subordinated notes to related parties                              1,000                 1,000
Convertible subordinated notes payable to former
  shareholders of acquired business                                2,250                 2,250
                                                                 -----------------------------
                                                                 $38,870              $ 39,674
                                                                 =============================

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

8.       DEBT OBLIGATIONS (CONTINUED)

         With regard to the above debt obligations, the $34,681,000 of senior debt, the $1,000,000 of subordinated notes to related parties, and the $2,250,000 of convertible subordinated notes payable are all subject to compromise and have been classified accordingly on the balance sheet as of September 30, 2003. The interest rates on these obligations are (i) four percent above the bank's base lending rate for the senior debt (ii) 13% on the $1,000,000 subordinated notes to related parties and (iii) 11% on the $2,250,000 of subordinated notes. No interest expense has been recognized or paid since the date of the bankruptcy filing since the Company does not expect any amounts to become due. The amount of interest that would have been recognized during the period from June 27, 2003 through September 30, 2003 would have been approximately $852,000.

         The Company's senior credit facility is with Bank of America, NA, as agent, and with five other participating banks. This facility matured on October 1, 2003. In addition, all subordinated notes payable matured on October 15, 2003. Substantially all of the assets of the Company are pledged as collateral on the senior credit facility. The amount that will ultimately be paid with regard to these obligations will be determined based on the results of the Company's bankruptcy proceedings.

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

         The convertible subordinated notes payable to former shareholders of an acquired business are convertible into Common Stock of Waterlink at a conversion price of $15.63 per share. With regard to the $1,000,000 of subordinated notes to related parties, the Company issued warrants to purchase up to 100,000 shares of Waterlink common stock at an exercise price of $0.01 per share. The value of these warrants, totaling $92,000, has been fully amortized through the original maturity date of the notes, January 18, 2002. The warrants will expire on January 17, 2006.

         In connection with various financing activities, the Company has issued warrants to purchase shares of Common Stock from July 1999 through January 2001, 481,182, inclusive of the 100,000 warrants described in the preceding paragraph, of which are outstanding at

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

8.       DEBT OBLIGATIONS (CONTINUED)

September 30, 2003. The warrants carry exercise prices ranging from $0.01 to $3.125 with expiration dates ranging from July 2004 to January 2006.

9.       LEASES

         The Company leases certain facilities and equipment under operating leases. Rent expense totaled $1,103,000 in 2003, $1,251,000 in 2002 and $1,183,000 in 2001. Aggregate future minimum lease payments under noncancelable operating leases at September 30, 2003 are as follows (in thousands):

Years ending September 30:
 2004                        $   823
 2005                            667
 2006                            650
 2007                            561
 2008                            493
 Thereafter                    2,415
                             -------
                             $ 5,609
                             =======

         Certain of the above leases are executory contracts with regard to the Company's bankruptcy filing. The Company is not aware of any specific leases that will not be assumed by the Buyer (see Note 19) and, accordingly, included all leases in the above table.

10.      SPECIAL CHARGES

         In September 2001, the Board of Directors of the Company determined the corporate office of Waterlink should be relocated to its Columbus, Ohio facility. This consolidation resulted in personnel reductions and the disposal of certain fixed assets. Accordingly, the Company recorded a special charge of $2,560,000 in 2001 relating to severance obligations to eight individuals and the write off of certain fixed assets. During fiscal 2003 the Company paid approximately $205,000 relating to these severance obligations. At September 30, 2003, approximately $1,241,000 remains accrued for severance obligations relating to two of these individuals. Due to the Company's bankruptcy filing, no payments have been made on these obligations subsequent to June 27, 2003. These obligations remain stayed, pending the resolution of the Chapter 11 Cases.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

11.      INCOME TAXES

         The provision for income taxes consists of the following:

                    2003   2002   2001
                    ------------------
                      (In thousands)
Current:
  Federal           $ 13
  State and local    105   $ 94   $ 12
Deferred-foreign     307      -      -
                    ------------------
                    $425   $ 94   $ 12
                    ==================

         Income (loss) from continuing operations before income taxes consists of the following:

                 2003      2002       2001
                ----------------------------
                      (In thousands)
United States   $   575   $   438    $(6,258)
Foreign             468      (195)     1,360
                ----------------------------
                $ 1,043   $   243    $(4,898)
                ============================

         Following is the reconciliation between the provision for income taxes and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes:

                                          2003       2002       2001
                                         -----------------------------
                                                (In thousands)
Provision (credit) for income taxes at
  the statutory federal rate             $   355    $    83    $(1,655)
Adjustments:
  State and local income taxes               105         94         12
  Non-deductible goodwill amortization         -        217        218
  Change in valuation allowance              (35)      (300)     1,437
                                         -----------------------------
Provision for income taxes               $   425    $    94    $    12
                                         =============================

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

11.      INCOME TAXES (CONTINUED)

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of the net operating loss carryforward and temporary differences are as follows:

                                      2003        2002
                                    --------------------
                                       (In thousands)
Deferred tax assets:
  Net operating loss carryforward   $ 26,231    $ 27,094
  Other                                1,427       1,847
  Valuation allowance                (27,194)    (28,483)
                                    --------------------
                                         464         458
Deferred tax liabilities:
  Accelerated depreciation              (305)       (332)
  Other                                 (159)       (126)
                                    --------------------
                                        (464)       (458)
                                    --------------------
Net deferred tax liability          $      -    $      -
                                    ====================

         In connection with acquisitions made in 1998, the Company recorded deferred tax asset valuation reserves as part of purchase price allocations totaling $7,417,000 in the United Kingdom and $509,000 in the United States due primarily to net operating loss carryforwards existing in these tax jurisdictions. The benefit of net operating loss carryforwards realized in the future will be recorded as a reduction of goodwill (to the extent available) rather than as a credit to income tax expense during that period. The amount of income taxes recorded which resulted in a corresponding decrease in goodwill was $305,000 in 2003. No such amounts were recorded in 2002 and 2001.

         For tax purposes, the Company has U.S. federal loss carryforwards of approximately $61,475,000 that expire in varying years through 2022, and net operating loss carryforwards in the United Kingdom of approximately $17,767,000 that have no expiration dates. A valuation allowance has been established for the entire amount of the net operating loss carryforwards since the realization is uncertain. Pursuant to sale of substantially all of the Company's assets (see
Note 19) the Buyer will acquire the net operating loss carryforward in the United Kingdom, and it is anticipated that the net operating loss in the United States will be impacted by the sale of

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

11.      INCOME TAXES (CONTINUED)

assets. The impact on the net operating loss carryforward in the United States cannot be determined at this time.

         The Company plans to reinvest the undistributed earnings of its non-U.S. subsidiaries. The amount of undistributed earnings considered to be indefinitely reinvested for this purpose was approximately $7,322,000 at September 30, 2003. Accordingly, no provisions have been made for U.S. income tax purposes on such undistributed earnings. While the amount of any U.S. income taxes on these undistributed earnings, if distributed in the future, is not determinable, it is expected that they would be reduced by the utilization of tax credits or deductions. A distribution of these earnings would be subject to withholding taxes.

12.      STOCK OPTION PLANS

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

         The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides grants to officers, certain other key employees, and directors of awards consisting of "incentive stock options" as defined under the provisions of
Section 422 of the Internal Revenue Code and non-qualified stock options. All options granted under the Stock Option Plan expire ten years after the date of grant (see Note 13).

         The Company's 1997 Non-Employee Director Stock Option Plan (the "Director Plan") is authorized to issue up to 150,000 shares of Common Stock. Each non-employee director is automatically granted an option to purchase 3,000 shares of Common Stock. In addition, on each anniversary date of the Director Plan, each of the Company's then non-employee directors who have served at least six-months shall automatically be granted an option to purchase 5,000 shares of Common Stock. The per share exercise price of options granted under the Director Plan will be the fair market value of the Common Stock on the date of grant. Options granted under the Director Plan expire ten years after the date of grant (see Note 13). In July 2001 non-employee directors elected to suspend all compensation, including grants under the Director Plan, until a time in which it would be more appropriate.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

12.      STOCK OPTION PLANS (CONTINUED)

         Collectively, 2,750,000 shares of Common Stock were made available for granting of awards under the above plans, of which 995,500 are outstanding and 1,289,500 remain available for future awards at September 30, 2003.

         Under the Company's Employee Stock Purchase Plan (the "Stock Purchase Plan"), the Company is authorized to issue up to 500,000 shares of Common Stock. Under the terms of the Stock Purchase Plan, employees can choose to have up to 20% of their annual compensation, but no more that $25,000 per year, withheld to purchase Common Stock. The exercise price for shares subject to purchase under options granted shall be 85% of the fair market value of the Common Stock on the first day of the purchase period, unless otherwise determined by the compensation committee. On the last day of the purchase period of any offering of shares made under the Stock Purchase Plan, each outstanding option shall automatically be exercised. At any time prior to the end of the purchase period applicable to each offering, an employee is permitted to terminate or reduce his or her payroll deductions, to reduce his or her options to purchase or to withdraw all or part of the amount in his or her account. The employee has the right to receive in cash the amount accumulated in such account. In connection with the Stock Purchase Plan, no shares of Common Stock have been issued since 2000. The Stock Purchase Plan will terminate in 2007.

13.      STOCK BASED COMPENSATION

         It is the Company's policy to generally grant stock options for a fixed number of shares to employees with the exercise price approximating fair value on the date of grant. The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" APB 25, and related interpretations and accordingly, recognizes no compensation expense for stock options granted at fair value. Management believes that the alternative fair value accounting provided for under SFAS No. 123, "Accounting For Stock Based Compensation", requires use of option valuation methods that were not developed for use in valuing employee stock options. Under APB No. 25, compensation expense has been recognized for all options granted at less than the fair market value of the Company's Common Stock on the date of grant.

         Pro forma information regarding net income and earnings per share is required to be disclosed by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

13.      STOCK BASED COMPENSATION (CONTINUED)

options and the options granted as part of the various plans were estimated at the date of grant using a Black-Scholes option-pricing model. The Company assumed a dividend yield rate of 0% and a weighted-average expected life of the options of 5 years for all periods presented. The risk-free interest factor utilized was 5.0% in 2002 and 6.3% in 2001. Further, the volatility factor of the expected market price of the Company's Common Stock was 42% in 2002 and 34% in 2001. Following is the weighted-average grant-date fair value of options granted during 2002 and 2001 using the Black-Scholes model, with the weighted average exercise price for comparison purposes. There were no options granted during 2003.

                                   2003               2002                2001
                             ----------------   -----------------   -----------------
                             FAIR    EXERCISE   FAIR     EXERCISE   FAIR     EXERCISE
                             VALUE    PRICE     VALUE     PRICE     VALUE      PRICE
                             --------------------------------------------------------
Stock price:
  Equals exercise price          -          -   $ 0.05   $   0.15   $ 0.17   $   0.44
  Less than exercise price       -          -        -          -        -          -

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

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

13.      STOCK BASED COMPENSATION (CONTINUED)

         A summary of the Company's stock option activity and related information follows:

                                  2003                          2002                          2001
                       ---------------------------   ---------------------------   ---------------------------
                                       WEIGHTED                      WEIGHTED                      WEIGHTED
                         NUMBER         AVERAGE        NUMBER         AVERAGE        NUMBER         AVERAGE
                           OF          EXERCISE          OF          EXERCISE          OF          EXERCISE
                         SHARES          PRICE         SHARES          PRICE         SHARES          PRICE
                       ---------------------------------------------------------------------------------------
Outstanding at
  beginning of year     1,015,500    $        1.24    1,180,848    $        3.32    2,084,746    $        4.67
Granted                         -                -      565,000             0.15      356,400             0.44
Exercised                       -                -            -                -            -                -
Canceled                  (20,000)            0.91     (730,348)            3.77   (1,260,298)            4.75
                       ---------------------------------------------------------------------------------------
Outstanding at end
  of year                 995,500    $        1.24    1,015,500    $        1.24    1,180,848    $        3.32
                       =======================================================================================
Exercisable at end
  of year                 536,650    $        2.03      281,400    $        3.35      645,777    $        4.64
                       =======================================================================================
Available for future
  options               1,289,500                     1,269,500                     1,104,152
                       ==========                    ==========                    ==========

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

13.      STOCK BASED COMPENSATION (CONTINUED)

         The following table summarizes information concerning outstanding and exercisable options at September 30, 2003:

                              OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                 ---------------------------------------------------------------------------------
                               AVERAGE REMAINING                                       WEIGHTED
   RANGE OF        NUMBER      CONTRACTUAL LIFE     WEIGHTED AVERAGE     NUMBER        AVERAGE
EXERCISE PRICE   OF OPTIONS       (IN YEARS)         EXERCISE PRICE    OF OPTIONS   EXERCISE PRICE
--------------------------------------------------------------------------------------------------
$0.10 - $0.45       716,900           7.8           $           0.21      278,450   $         0.22
$2.75 - $3.25       131,600           5.9                       3.16      111,200             3.17
$4.00 - $4.75       105,000           2.9                       4.04      105,000             4.04
$5.00 - $5.12        37,000           4.2                       5.02       37,000             5.02
$12.94                5,000           4.7                      12.94        5,000            12.94
                 ---------------------------------------------------------------------------------
                    995,500           6.9           $           1.24      536,650   $         2.03
                 =================================================================================

         The Company has reserved 2,285,000 shares of Common Stock for the possible exercise of outstanding stock options.

14.      RETIREMENT PLANS

         The Company sponsors two defined benefit pension plans. One of the plans is in the U.K., which covers substantially all of the employees of its subsidiary Sutcliffe Speakman Limited; and the other is a U.S. plan, which covers substantially all of the employees of its subsidiary Barnebey Sutcliffe. Information pertaining to the Company's defined benefit pension plans follows:

                                            2003       2002
                                          -------------------
                                             (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year   $ 14,391   $ 11,874
Service cost                                   682        610
Interest cost                                  815        756
Plan participants' contributions                91         86
Actuarial losses                               125      1,164
Benefits paid                               (2,503)      (654)
Foreign currency exchange rate changes         509        555
                                          -------------------
Benefit obligation at end of year         $ 14,110   $ 14,391
                                          ===================

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

14.      RETIREMENT PLANS (CONTINUED)

                                                                               2003          2002
                                                                              -------------------------
                                                                                (In thousands, except
                                                                                    percentages
CHANGE IN PLAN ASSETS
  Plan assets at beginning of year                                            $    9,108   $      9,700
  Actual return on plan assets                                                       780           (829)
  Company contributions                                                              841            468
  Plan participants' contributions                                                    91             86
  Benefits paid                                                                   (2,503)          (654)
  Foreign currency exchange rate changes                                             284            337
                                                                              -------------------------
  Plan assets at end of year                                                  $    8,601   $      9,108
                                                                              =========================
  FUNDED STATUS
  Plan assets less than benefit obligations                                   $   (5,509)  $     (5,283)
  Unrecognized actuarial loss                                                      1,325          1,496
                                                                              -------------------------
  Accrued benefit costs, net                                                  $   (4,184)  $     (3,787)
                                                                              =========================
  PREPAID (ACCRUED) BENEFIT COST
  U. S. plan (included in accrued expenses)                                   $     (381)  $       (540)
  U. K. plan                                                                       1,463          1,867
  Minimum pension liability included in accumulated other comprehensive loss      (5,266)        (5,114)
                                                                              -------------------------
  Net balance sheet liability at September 30                                 $   (4,184)  $     (3,787)
                                                                              =========================

                                   2003       2002       2001
                                 ------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                    5.40% to   5.40% to   6.00% to
                                 7.00%      7.00%      7.00%
Expected return on plan assets   7.40% to   7.40% to   7.50% to
                                 9.00%      9.00%      9.00%
Rate of compensation increase    3.50% to   3.50% to   3.50% to
                                 3.90%      3.90%      4.00%

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

14.      RETIREMENT PLANS (CONTINUED)

                                           2003       2002       2001
                                          -----------------------------
                                                 (In thousands)
COMPONENTS OF NET PERIODIC PENSION COST
Service cost                              $   682    $   610    $   442
Interest cost                                 815        756        670
Expected return on plan assets               (693)      (802)      (938)
Amortization of unrecognized net loss         373        168         13
                                          -------    -------    -------
Net periodic pension cost                 $ 1,177    $   732    $   187
                                          =======    =======    =======

Amounts applicable to the Company's pension plan with projected or accumulated benefit obligations in excess of plan assets are:

                                  2003      2002
                                 -----------------
                                  (In thousands)
Projected benefit obligation     $14,110   $14,391
Accumulated benefit obligation    12,785    12,895
Fair value of plan assets          8,601     9,108

         The Company also sponsors a defined contribution plan that covers substantially all domestic employees. Company contributions to the plan totaled $22,000 in 2003, $56,000 in 2002 and $37,000 in 2001.

15.      FINANCIAL INSTRUMENTS

         The carrying values of cash, cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. Substantially all of the Company's long-term debt obligations, except for the convertible subordinated notes to the former shareholders of C'treat and to related parties, have variable rates and cost approximates fair value at September 30, 2003. The convertible subordinated notes do not have a ready market and cost is assumed to approximate fair value. The aggregate carrying value of these notes is $3,250,000 at September 30, 2003, with interest rates ranging from 11.00% to 13.00%.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

16.      SEGMENT INFORMATION

         Historically the Company's reportable segments were its five operating Divisions. As described in Note 3 the Company has sold all of its operating divisions with the exception of its Specialty Products Division. Accordingly, Waterlink now has only one reportable segment for all periods presented.

         Net sales are reflected in the country from which the sales are made. Information with regard to revenues and long-lived assets by geographic areas follows:

                   United     Other
                   States    Countries    Total
                   -----------------------------
                          (In thousands)
2003
Net sales          $47,847   $  19,011   $66,858
Long-lived assets    4,284       4,839     9,123

2002
Net sales           47,873      16,181    64,054
Long-lived assets   18,154      11,339    29,493

2001
Net sales           49,037      16,516    65,553
Long-lived assets   18,665      11,640    30,305

         For all periods presented the Company's products could be classified into two main categories, (i) carbon and related services and (ii) engineered systems and equipment. Refer to Note 1 for a detailed description of these products and services. Information with regard to sales by category follows:

                                    2003      2002      2001
                                   ---------------------------
                                         (In thousands)
Carbon and related services        $53,962   $48,923   $46,867
Engineered systems and equipment    12,896    15,131    18,686

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

16.      SEGMENT INFORMATION (CONTINUED)

         The Company did not derive more than 10% of its net sales from any individual customer during any of the three years in the period ended September 30, 2003.

17.      SUPPLEMENTAL CASH FLOW DATA

         Supplemental cash flow data is as follows:

                     2003     2002     2001
                    ------------------------
                         (In thousands)
Interest paid       $2,242   $3,464   $3,973
Income taxes paid       87       74      109

18.      CONTINGENCIES

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

         In addition, approximately fifty to sixty years ago there was a chemical spill at the Company's owned location in Columbus, Ohio. In 1998, the Company engaged an environmental consulting and engineering firm to report on the extent of any existing contamination. In late calendar 2003, the Company engaged the same firm to update their previous report. This report is not yet available. It is not possible to estimate the costs of any environmental remediation. Accordingly, no adjustments have been recorded in the accompanying financial statements.

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

19.      SUBSEQUENT EVENT (UNAUDITED)

         As of December 11, 2003, the Company and its wholly-owned operating subsidiary, Barnebey Sutcliffe Corporation, executed an agreement with Barnebey Acquisition Corp. (the "Buyer"), a newly formed Delaware corporation affiliated with The Compass Group International, LLC, for the Buyer to purchase substantially all of the assets and business operations of the Company, including the operations of Barnebey Sutcliffe Corporation and the subsidiaries of the Company in the United Kingdom (the "Purchase Agreement"). The agreement is for total cash consideration of approximately $25,750,000, subject to certain pre-closing and post-closing adjustments, and the assumption by the Buyer of certain liabilities of the Company. The proposed purchase is subject to the terms and conditions of the Purchase Agreement, and the purchase price is subject to certain adjustments required under the Purchase Agreement, which includes a provision for a working capital adjustment. On December 16, 2003, Debtors received a $5,000,000 deposit contemplated by the Purchase Agreement. The Company anticipates that all of the proceeds of the transaction that it receives will be used to partially satisfy the claims of creditors.

         On December 16, 2003, the Company filed a motion with the Bankruptcy Court, requesting that the court approve the proposed sale and establish bidding procedures and a date and time for conducting an auction to determine if there are higher or better offers for the Company's assets and business. There can be no assurance that the Bankruptcy Court will approve the proposed transaction reflected in the Purchase Agreement, or that final documentation will be reached on terms satisfactory to all parties. Subject to receipt of the Bankruptcy Court's approval and the satisfaction of other pre-closing conditions, the Company expects the transaction to close in the first quarter of 2004.

         Assuming the above-described transaction had occurred on September 30, 2003, the remaining condensed consolidated balance sheet of the Company would be as follows (in thousands):

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

19.      SUBSEQUENT EVENT (UNAUDITED) (CONTINUED)

ASSETS                                                LIABILITIES AND SHAREHOLDERS' DEFICIENCY
 Current assets:                                      Current liabilities:
   Cash and cash equivalents               $  1,849     Accounts payable and accrued expenses          $    173
   Other current assets                         235     Accrued income taxes                                146
   Net assets of discontinued operations        754     Liabilities subject to compromise                17,367
                                           --------                                                    --------
 Total current assets                         2,838     Total liabilities                                17,686
   Other assets                                  20   Shareholders' deficiency                          (14,828)
                                           --------                                                    --------
 Total assets                              $  2,858   Total liabilities and shareholders' deficiency   $  2,858
                                           ========                                                    ========

20.      QUARTERLY OPERATING RESULTS (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for the years ended September 30, 2003 and 2002.

                                                    Year Ended September 30, 2003
                                           -----------------------------------------------
                                                            Quarter Ended
                                           December 31   March 31   June 30   September 30
                                           -----------------------------------------------
                                                (In thousands, except per share data)
 Net sales                                 $    14,295   $ 15,768   $18,074   $     18,721
 Gross profit                                    3,140      3,491     4,130          4,692
 Income (loss) from continuing operations         (367)        57       367            561
 Cumulative effect of accounting change        (20,500)         -         -              -
                                           -----------------------------------------------
Net income (loss)                          $   (20,867)  $     57   $   367   $        561
                                           ===============================================
Per share-basic:
 Continuing operations                     $     (0.02)  $   0.00   $  0.02   $       0.03
 Cumulative effect of accounting change          (1.04)         -         -              -
                                           -----------------------------------------------
                                           $     (1.06)  $   0.00   $  0.02   $       0.03
                                           ===============================================
Per share-diluted:
 Continuing operations                     $     (0.02)  $   0.00   $  0.02   $       0.03
 Cumulative effect of accounting change          (1.02)         -         -              -
                                           -----------------------------------------------
                                           $     (1.04)  $   0.00   $  0.02   $       0.03
                                           ===============================================

                        Waterlink, Inc. and Subsidiaries
                             (Debtor-in-Possession)
             Notes to Consolidated Financial Statements (continued)

20.      QUARTERLY OPERATING RESULTS (UNAUDITED) - (CONTINUED)

                                                    Year Ended September 30, 2002
                                           -----------------------------------------------
                                                            Quarter Ended
                                           December 31   March 31   June 30   September 30
                                           -----------------------------------------------
                                                (In thousands, except per share data)
Net sales                                  $    14,880   $ 16,143   $16,107   $     16,924
Gross profit                                     3,355      3,790     3,781          4,427
Income (loss) from continuing operations          (639)       127        89            572
Loss from discontinued operations                 (100)      (120)     (314)             -
                                           -----------------------------------------------
Net income (loss)                          $      (739)  $      7   $  (225)  $        572
                                           ===============================================
Per share-basic:
  Continuing operations                    $     (0.04)  $   0.01   $  0.01   $       0.03
  Discontinued operations                        (0.00)     (0.01)    (0.02)             -
                                           -----------------------------------------------
                                           $     (0.04)  $   0.00   $ (0.01)  $       0.03
                                           ===============================================
Per share-diluted:
  Continuing operations                    $     (0.04)  $   0.01   $  0.01   $       0.03
  Discontinued operations                        (0.00)     (0.01)    (0.02)             -
                                           -----------------------------------------------
                                           $     (0.04)  $   0.00   $ (0.01)  $       0.03
                                           ===============================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The independent accounting firm of Ernst & Young LLP has acted as Waterlink's independent auditors since Waterlink's inception and performed the audit for the fiscal year ended September 30, 2002. Based on an evaluation of the size and scope of the engagement, on December 11, 2002, Ernst & Young LLP resigned as Waterlink's independent auditors. The audit committee of the board of directors of Waterlink has accepted the resignation of Ernst & Young LLP. During the entire course of the engagement of Ernst & Young LLP as Waterlink's independent auditors, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. For each of the last two fiscal years, those being the years ended September 30, 2002 and 2001, the Report of Independent Auditors contained an explanatory paragraph with regard to the uncertainty of Waterlink to continue as a going concern.

         On December 12, 2002 Waterlink, through its audit committee, hired the firm of Saltz Shamis & Goldfarb, Inc. ("SS&G") to serve as Waterlink's independent auditors for the fiscal year ending September 30, 2003. During Waterlink's two most recent fiscal years and the interim period prior to engaging Saltz Shamis & Goldfarb, Inc., Waterlink has not consulted Saltz Shamis & Goldfarb, Inc. with respect to any of the matters described in Regulation S-K,
Item 304 (a)(2)(i) or (ii).

         The independent accounting firm of Saltz Shamis & Goldfarb, Inc. has acted as Waterlink's independent auditors since their appointment on December 12, 2002. Due to the fact that the professional liability insurance carrier for Saltz Shamis & Goldfarb, Inc. would not cover them with regard to performing the audit of the consolidated financial statements of Waterlink, Inc., on October 27, 2003, SS&G resigned as Waterlink's independent auditors. The audit committee of the board of directors of Waterlink has accepted the resignation of SS&G. SS&G did not issue any report on the financial statements of Waterlink during Waterlink's two most recent fiscal years or any subsequent interim period, as SS&G was engaged by Waterlink on December 12, 2002, after the filing of Waterlink's most recent annual report on Form 10-K. During the course of the engagement of SS&G as Waterlink's independent auditors, there were no disagreements, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to SS&G's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         On October 27, 2003 Waterlink, through its audit committee, hired the firm of Marcum & Kliegman LLP to serve as its independent auditors for the fiscal year ending September 30, 2003. During Waterlink's two most recent fiscal years and the interim periods prior to engaging Marcum & Kliegman LLP, Waterlink has not consulted Marcum & Kliegman LLP with respect to either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Waterlink's financial statements, and neither a written report nor oral advice was provided that was an important factor considered by Waterlink in reaching a decision as to an accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions of Item 304 of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Item 304 of Regulation S-K). Representatives of Marcum & Kliegman LLP are expected to be present at Waterlink's 2004 the annual meeting, if held, and will have the opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions.

ITEM 9(a). CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2003, the evaluation date. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic filings with the Securities and Exchange Commission.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         To Waterlink's knowledge, based solely upon a review of such copies of the forms furnished to Waterlink, or written representations that no such forms were required, during the fiscal year ended September 30, 2003 ("fiscal 2003"), its executive officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

INFORMATION RELATING TO DIRECTORS

         Pursuant to Waterlink's Certificate of Incorporation and Waterlink's By-Laws, the board of directors is divided into three classes with each director serving a three-year term (after the initial term). The directors of Class I (Messrs. B. Bruce Cummings and Kenneth Ch'uan-k'ai Leung) hold office until the scheduled annual meeting of stockholders which is expected to be held in 2004, the director within Class II (Mr. William W. Vogelhuber) will hold office until the scheduled annual meeting of stockholders which would be held in early 2005, and the director within Class III (Mr. Robert P. Pinkas) will hold office until the scheduled annual meeting of stockholders which would be held in early 2006. Stockholders will elect the directors of each Class for three-year terms at the appropriate annual meetings of stockholders.

DIRECTORS WHOSE TERM EXPIRES IN 2004 (CLASS I)

                                   AGE (AS OF         DIRECTOR OF
      NAME OF DIRECTOR         NOVEMBER 30, 2003)   WATERLINK SINCE
---------------------------    ------------------   ---------------
B. Bruce Cummings...........           64                 2001
Kenneth Ch'uan-k'ai Leung...           59                 2001

DIRECTOR WHOSE TERM EXPIRES IN 2005 (CLASS II)

                                   AGE (AS OF         DIRECTOR OF
      NAME OF DIRECTOR         NOVEMBER 30, 2003)   WATERLINK SINCE
---------------------------    ------------------   ---------------
William W. Vogelhuber.......           70                 2001

DIRECTOR WHOSE TERM EXPIRES IN 2006 (CLASS III)

                                   AGE (AS OF         DIRECTOR OF
      NAME OF DIRECTOR         NOVEMBER 30, 2003)   WATERLINK SINCE
----------------------------   ------------------   ---------------
Robert P. Pinkas............           50                 1994

         B. Bruce Cummings was elected to serve as a Director in May 2001. Mr. Cummings has been President of Elben L.L.C., a private company providing corporate finance advisory services, since 1999. From 1987 to the end of 1999 Mr. Cummings was a Managing Director of Investment Banking of Salomon Smith Barney, an investment-banking firm, responsible for corporate financing activities with environmental services, engineering/construction, and specific consolidation/roll-up companies. Mr. Cummings also serves as a director of Gundle/SLT Environmental, Inc.

         Kenneth Ch'uan-k'ai Leung was elected to serve as a Director in May 2001. Mr. Leung has been a Managing Director of Sanders Morris Harris Inc. since March 1995 and Chief Investment Officer of the Environmental Opportunities Fund, L.P. since January 1996 and of Environmental Opportunities Fund II, L.P. since June 1998. Mr. Leung serves on the board of directors of Avista Resources, Inc.; Synagro Technologies, Inc.; U.S. Energy Systems, Inc.; U.S. Plastic Lumber Corporation; and SystemOne Technologies, Inc.

         William W. Vogelhuber was elected to serve as a Director in October 2001. Mr. Vogelhuber had been President of Waterlink's specialty products division since its acquisition in June 1998, and was then appointed President and Chief Executive Officer of Waterlink, Inc. on October 31, 2001. Prior to 1998, Mr. Vogelhuber had been the President and General Manager of Barnebey & Sutcliffe Corporation, the largest company within what would become Waterlink's specialty products division, since 1987.

         Robert P. Pinkas, a Director since the inception of Waterlink and Chairman of the Board since January 20, 2000, is Chairman of the Board, Chief Executive Officer, Treasurer and Director of Brantley Capital Corporation, a registered investment company, and Chairman of the Board, Chief Executive Officer, Treasurer and a manager of Brantley Capital Management, L.L.C., an investment adviser. He is also a general partner of Brantley Micro Cap Fund, L.P., a private hedge fund and a founding member of Brantley Asset Management LLC, a registered investment adviser. Mr. Pinkas was the founding partner of Brantley Venture Partners, L.P., a venture capital fund started in 1987, and led the formation of three related venture capital funds, Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. A family limited partnership of which Mr. Pinkas is the sole general partner serves as a general partner of the sole general partner of each of Brantley Venture Partners, L.P., Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. From 1981 to 1987, Mr. Pinkas was active in venture capital management and financing as a founding director and investor in seven early-stage companies. He serves on the board of directors of several portfolio companies in which one or more of Brantley Venture Partners, L.P., Brantley Venture Partners II, L.P., Brantley Venture Partners III, L.P. and Brantley Partners IV, L.P. have invested. Additionally, Mr. Pinkas is a director at Pediatric Services of America, Inc.

INFORMATION RELATING TO NON-DIRECTOR EXECUTIVE OFFICER OF WATERLINK

         Donald A. Weidig, 46, a certified public accountant, joined Waterlink on December 1, 1995 as Controller and was appointed Treasurer and Chief Financial Officer on October 31, 2001. Prior to joining Waterlink, Mr. Weidig was Director of Finance for Summit Environmental Group from June 1990 to February 1994. From February 1994 to November 1995 he was in charge of the audit practice at S.R. Arner & Company, a regional accounting firm. Mr. Weidig also worked for Ernst & Young LLP, an international accounting firm, from 1979 to 1990.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Each of the four directors and the non-director executive officer referred to above was a director or an executive officer, as the case may be, of Waterlink at the time Waterlink filed a petition for protection under the federal bankruptcy laws.

AUDIT COMMITTEE FINANCIAL EXPERT

         Waterlink's board of directors has determined that Waterlink has at least one audit committee financial expert serving on its audit committee. The name of the audit committee financial expert is the chairman of the committee, Mr. Kenneth Ch'uan-k'ai Leung, and such person is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

CODE OF ETHICS

         On December 23, 2003, Waterlink adopted a Code of Ethics applicable to its chief executive officer, chief financial officer, and other persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit
14.1 to this Annual Report on Form 10-K and is also available on Waterlink's website at www.waterlink.com. Waterlink will post on its website any amendment to, or waiver from, its Code of Ethics within three days of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table presents information regarding compensation we paid to our chief executive officer and our other executive officers whose salary and bonus together exceeded $100,000 in fiscal 2003. We refer to these individuals collectively as the "Named Executive Officers." The compensation described in the table does not include benefits that are generally available to all our salaried employees and perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of the officer's salary and bonus shown in the table.

SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                             ANNUAL COMPENSATION                COMPENSATION AWARDS
                                   ------------------------------------------------------------------
                                                                              RESTRICTED   SECURITIES
        NAME AND                                             OTHER ANNUAL       STOCK      UNDERLYING      ALL OTHER
   PRINCIPAL POSITION       YEAR   SALARY($)    BONUS($)    COMPENSATION($)   AWARDS($)    OPTIONS(#)   COMPENSATION($)
-------------------------   ----   ---------   ----------   ---------------   ----------   ----------   ---------------
William W. Vogelhuber (1)   2003   $ 200,000   $ 5,000(2)         --              --              --    $      1,917(4)
Chief Executive Officer     2002   $ 198,907   $46,722(3)         --              --         200,000    $      2,034(4)
  and President             2001   $ 186,886   $    --            --              --          50,000    $      1,900(4)

Donald A. Weidig (1)        2003   $ 132,000   $ 3,300(2)         --              --              --    $      1,320(4)
Chief Financial Officer,    2002   $ 131,000   $30,000(3)         --              --         100,000    $      1,310(4)
  Treasurer and Secretary   2001   $ 117,250   $    --            --              --          47,000    $      1,220(4)


(1) The board elected Mr. Vogelhuber to be our president and chief executive officer and Mr. Weidig to be our chief financial officer on October 31, 2001. For terms of Mr. Vogelhuber's and Mr. Weidig's compensation, see "Employment Agreements," below.

(2) Mr. Vogelhuber and Mr. Weidig earned bonuses in fiscal 2003 based on performance goals established by the board of directors.

(3) Bonuses were paid to Mr. Vogelhuber and Mr. Weidig in connection with the successful completion of Waterlink's strategic alternative process, which concluded with the sale of its pure water division in May 2002.

(4) The amounts shown represent Waterlink "match" payment relating to our 401(k) Plan.

STOCK OPTION GRANTS

         There were no grants of stock options made to the Named Executive Officers during fiscal 2003. In addition, Waterlink has not granted stock appreciation rights, or SARs.

STOCK OPTION EXERCISES

         The following table describes exercises of stock options during fiscal 2003 by each of the Named Executive Officers and their stock options outstanding as of September 30, 2003. Waterlink has not granted stock appreciation rights. The value of "in the money" options is based on the closing price of $0.031 on September 30, 2003.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                    NUMBER OF
                                                                   SECURITIES           VALUE OF
                                                                   UNDERLYING         UNEXERCISED
                                                                   UNEXERCISED        IN-THE-MONEY
                                                                     OPTIONS            OPTIONS
                                                                    AT FISCAL          AT FISCAL
                                    SHARES                         YEAR-END(#)        YEAR-END($)
                                  ACQUIRED ON       VALUE        EXERCISABLE(E)/    EXERCISABLE (E)/
         NAME                     EXERCISE(#)    REALIZED($)    UNEXERCISABLE(U)    UNEXERCISABLE(U)
         ----                     -----------    -----------    ----------------    ----------------
William W. Vogelhuber                 --             --            153,750(E)           --  (E)
                                                                   131,250(U)           --  (U)

Donald A. Weidig                      --             --            110,500(E)           --  (E)
                                                                   101,000(U)           --  (U)

EMPLOYMENT AGREEMENTS

         Mr. Vogelhuber entered into an employment agreement with Waterlink effective November 1, 2001, which provides for him to serve as president and chief executive officer for an initial term of two years subject to automatic one-year extensions on each anniversary of the agreement. He is paid an annual base salary of $200,000. Mr. Vogelhuber participates in Waterlink's annual incentive bonus plan that entitles him to earn annually an amount ranging from zero to 50% of his base salary if performance goals established by the board of directors are achieved. If Mr. Vogelhuber's employment is terminated without cause, he will receive in twenty-four equal semi-monthly installments an amount equal to his base salary in effect when terminated. If Mr. Vogelhuber's employment is terminated due to a change in control, he will receive a lump-sum amount equal to the present value of his base salary in effect at the date of the change in control. If any of the payments payable to Mr. Vogelhuber under these circumstances are "excess parachute payments" for federal tax purposes, Mr. Vogelhuber is to be paid an additional amount to offset any tax payable with respect to the excess parachute payment and the additional payment. He is also restricted from competing with Waterlink during the term of his agreement and for 12 months following its termination. This employment agreement is an executory contract for purposes of the Chapter 11 Cases and as such may or may not be assumed by Waterlink.

         Mr. Weidig entered into an employment agreement with Waterlink effective November 1, 2001, which provides for him to serve as chief financial officer for an initial term of two years subject to automatic one-year extensions on each anniversary of the agreement. He is paid an annual base salary of $132,000. Mr. Weidig participates in Waterlink's annual incentive bonus plan, which entitles him to earn annually an amount ranging from zero to 50% of his base salary if performance goals established by the board of directors are achieved. If Mr. Weidig's employment is terminated without cause, he will receive in twenty-four equal semi-monthly installments an amount equal to his base salary in effect when terminated. If Mr. Weidig's employment is terminated due to a change in control, he will receive a lump-sum amount equal to the present value of his base salary in effect at the date of the change in control. If any of the payments payable to Mr. Weidig under these circumstances are "excess parachute payments" for federal tax purposes, Mr. Weidig is to be paid an additional amount to offset any tax payable with respect to the excess parachute payment and the additional payment. He is also restricted from competing with Waterlink during the term of his agreement and for 12 months following its termination. This employment agreement is an executory contract for purposes of the Chapter 11 Cases and as such may or may not be assumed by Waterlink.

DIRECTOR REMUNERATION

         Directors who are employees of Waterlink receive no compensation, as such, for service as members of the board or any committees of the board.

         Directors who are not employees of Waterlink are entitled to receive an annual retainer of $10,000, payable in equal quarterly installments. In addition, non-employee directors are entitled to receive compensation of $750 for each meeting of the board (in excess of the regularly scheduled meetings) or any committee of the board attended by them (other than with respect to any meetings of any committee on a day on which the board also meets), and compensation of $250 for each additional telephonic meeting of the board or any committee of the board. All directors are reimbursed for out of pocket expenses incurred in attending meetings of the board or committees and for other expenses incurred in their capacity as directors. In July 2001 non-employee board members elected to suspend all compensation (other than expense reimbursement), including grants under the Director Plan (as defined below), until a time in which it would be more appropriate.

         In addition, directors who are not employees of Waterlink receive for each year of service on the board, options under Waterlink's 1997 Non-Employee Director Stock Option Plan (the "'Director Plan"). The per share exercise price of options granted under the Director Plan is the fair market value of the Common Stock on the date of grant. The exercise price of options granted under the Director Plan is payable in cash or in shares of Common Stock valued at fair market value at the time of exercise, or a combination of cash and shares; however, pursuant to the terms of the Director Plan, Waterlink may establish "cashless exercise" procedures, subject to applicable laws, rules and regulations, pursuant to which a director may exercise an option and arrange for a simultaneous sale of the underlying Common Stock, with the exercise price being paid from the proceeds of such sale. Options granted under the Director Plan will expire ten years after the date of grant, subject to earlier termination, and may be exercised as follows: 25% after one year from the date of grant, 50% after two years from the date of grant, 75% after three years from the date of grant and 100% after four years from the date of grant.

         On May 23rd of each year, the anniversary of the date the Director Plan became effective, each of Waterlink's then non-employee directors who have served as directors for at least six months are automatically granted an option to purchase 5,000 shares of Common Stock. As previously described, in July 2001 non-employee board members elected to suspend all compensation (other than expense reimbursement), including grants under the Director Plan, until a time in which it would be more appropriate.

         The Compensation Committee administers the Director Plan. The principal terms of the option grants are set forth in the Director Plan. Therefore, the Compensation Committee has no discretion to select which directors receive options, the number of shares of common stock subject to options or the exercise price of options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Waterlink's Compensation Committee is currently composed of Messrs. Pinkas and Leung. No member of the Compensation Committee is currently or was formerly an officer or an employee of Waterlink or its subsidiaries. There are no compensation committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

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

         The Compensation Committee administers the Bonus Plan pursuant to which the executives of Waterlink, including the Named Executive Officers, are entitled to earn, in each year during the term of their employment, bonuses based upon a percentage of their base salary, subject to achievement of certain performance goals and criteria determined by the Compensation Committee. The percentage of an eligible executive's salary that may be earned as a bonus pursuant to the Bonus Plan will vary depending upon the employee's position with Waterlink, but generally is not anticipated to exceed 50% of base salary. The Chief Executive Officer and Chief Financial Officer earned bonuses of $5,000 and $3,300, respectively, in connection with this plan during fiscal 2003.

         The Compensation Committee believes that the grant of stock options aligns the interests of Waterlink's executives with those of its stockholders. The Compensation Committee determines the recipients of stock option grants and the size of grants consistent with these principles, based upon the employee's performance and position with Waterlink. During fiscal 2003, no stock options were granted to employees. As of September 30, 2003, approximately 52 employees, including executive officers, held stock options granted by Waterlink. Generally, all stock options granted are anticipated to vest over four years, except under limited circumstances.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         William W. Vogelhuber's compensation for fiscal 2003 was pursuant to an employment agreement entered into contemporaneously with his election as President and Chief Executive Officer of Waterlink effective November 1, 2001. Mr. Vogelhuber's compensation, including base salary and bonus compensation, was determined based upon negotiation between Waterlink and Mr. Vogelhuber. Pursuant to Mr. Vogelhuber's employment agreement, he was entitled to earn up to 50% of his base salary pursuant to Waterlink's bonus plan. Mr. Vogelhuber earned a bonus of $5,000 during fiscal 2003.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

         Section 162(m) of the Code generally limits the annual tax deduction for applicable remuneration paid to Waterlink's Chief Executive Officer and certain other highly compensated executive officers to $1,000,000. The Compensation Committee does not believe that the applicable remuneration paid to Waterlink's executives will exceed the deduction limit set by Section 162(m).

                                               MEMBERS OF THE COMMITTEE
                                               ROBERT P. PINKAS, Chairman
                                               KENNETH CH'UAN-K'AI LEUNG

                                PERFORMANCE GRAPH

         Set forth below is a graph comparing Waterlink's cumulative, five-year stockholder return of the Common Stock, to the Standard and Poor's 500 Index and a peer group index constructed by Waterlink for the five-year period ended September 30, 2003. The peer group index consists of: Calgon Carbon Corporation; Ionics, Inc.; and Flanders Corporation. These corporations are involved in various aspects of the air and water filtration business. The graph assumes $100 invested on September 30, 1998 in Waterlink and in each of the other indices.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                       ASSUMES INITIAL INVESTMENT OF $100
                                 SEPTEMBER 2003

[LINE GRAPH]

TOTAL RETURN ANALYSIS     1998       1999       2000       2001       2002       2003
---------------------------------------------------------------------------------------
Waterlink, Inc.         $ 100.00   $  95.45   $  81.82   $   5.11   $   1.46   $   1.13
Peer Group              $ 100.00   $ 105.83   $  83.43   $  88.36   $  83.31   $  94.70
S&P 500                 $ 100.00   $ 127.81   $ 144.78   $ 106.24   $  84.48   $ 105.09

Source: Zacks Investment Research, Inc. (925) 370-1299.

* Total return assumes reinvestment of dividends (none paid by Waterlink)

Note: Companies in indices measured by Market Capitalization

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the beneficial ownership of Waterlink common stock as of November 30, 2003 by the executive officers of Waterlink, each of the directors and nominees of Waterlink and all executive officers, directors and nominees of Waterlink as a group, as well as by each person known by Waterlink to be the beneficial owner of more than 5% of Waterlink common stock. Beneficial ownership includes shares of Waterlink common stock subject to options, warrants, rights, or similar obligations exercisable within 60 days of the date of determination for purposes of computing the percentage of the person or group holding such options or warrants. Except as noted, each stockholder has sole voting power and sole investment power with respect to all shares beneficially owned by that stockholder. The percentage computations are based on 19,665,149 shares outstanding. An asterisk indicates less than one percent of shares outstanding.

                                                                                 SHARES OF WATERLINK          PERCENT
                                                                                     COMMON STOCK            OF SHARES
            NAME AND ADDRESS OF BENEFICIAL OWNER                                  BENEFICIALLY OWNED           OWNED
----------------------------------------------------------------------------------------------------------------------
Brantley Venture Partners III, L.P. ......................................           2,400,909(1)              12.02%
3201 Enterprise Parkway, Suite 350
Beachwood, OH 44122

Philip A. Thompson........................................................           2,039,691(2)              10.37%
9820 East Thompson Peak Parkway #658
Scottsdale, AZ  85255

T. Rowe Price Associates, Inc. ...........................................           1,671,750(3)               8.50%
100 East Pratt St
Baltimore, MD 21202

CID Equity Capital V, L.P.................................................           1,153,000(4)               5.85%
One American Square, Suite 2850
Indianapolis, IN 46282

William W. Vogelhuber.....................................................             263,000(5)               1.32%

Donald A. Weidig..........................................................             140,500(5)                  *

Robert P. Pinkas..........................................................           2,564,159(5)(6)           12.77%

B. Bruce Cummings.........................................................              69,000(5)(7)               *

Kenneth Ch'uan-k'ai Leung.................................................             823,893(5)(8)            4.19%

All directors and executive officers as a group (5 persons)...............           3,860,552(9)              19.34%

(1) Includes warrants to purchase 300,909 shares of Waterlink common stock held by Brantley Capital Corporation, an affiliate of Brantley Venture Partners III, L.P. Robert P. Pinkas, a director of Waterlink, is managing general partner of Brantley Venture Partners III, L.P. and has sole voting and investment power with respect to these shares.

(2) Based on information confirmed by the stockholder on December 9, 2003.

(3) Based on information filed with the Securities and Exchange Commission on February 14, 2003. T. Rowe Price Associates, Inc. has sole voting power with respect to 18,200 shares and sole dispositive power with respect to 1,671,750 shares.

(4) Based on information confirmed by the stockholder on December 4, 2003 and includes warrants to purchase 53,000 shares of Waterlink common stock.

(5) Includes options for the indicated option holder to purchase the indicated shares of Waterlink common stock, which options are exercisable within 60 days of November 30, 2003:

William W. Vogelhuber................................................   260,000

Donald A. Weidig.....................................................   138,000

Robert P. Pinkas.....................................................   116,250

B. Bruce Cummings....................................................     1,500

Kenneth Ch'uan-k'ai Leung............................................     1,500

(6) Includes shares, including the 300,909 warrants referred to in footnote 1 above, which are held by Brantley Venture Partners III, L.P., of which Mr. Pinkas is managing general partner. Mr. Pinkas's business address is 3201 Enterprise Parkway, Suite 350, Beachwood, OH 44122.

(7) Mr. Cummings' business address is 126 East 56th Street, 28th Floor, New York, NY 10022.

(8) Includes 625,000 shares which are held by Environmental Opportunities Fund, L.P., which Sanders Morris Harris, Inc. controls, and an additional 181,393 shares which are held by Sanders Morris Harris, Inc. The 181,393 shares held by Sanders Morris Harris, Inc. were purchased for certain of Sanders Morris Harris, Inc.'s discretionary accounts as to which Sanders Morris Harris, Inc. has sole voting and investment power. Kenneth Ch'uan-k'ai Leung is the Chief Investment Officer of Environmental Opportunities Fund, L.P. and is a Managing Director of Sanders Morris Harris, Inc., and has sole voting and investment power with respect to these shares. Mr. Leung's business address is 126 East 56th Street, 28th Floor, New York, NY 10022.

(9) Includes options to purchase 517,250 shares of common stock, which are exercisable within 60 days of November 30, 2003, and 300,909 warrants as indicated above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS

         The following report and consolidated financial statements of Waterlink, Inc. and Subsidiaries are included in Item 8, Part II of this report:

         Reports of Independent Auditors

         Consolidated Balance Sheets at September 30, 2003 and 2002

         Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001

         Consolidated Statements of Shareholders' Equity for the years ended September 30, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001

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

                                       WATERLINK, INC.

                                       By: /s/ WILLIAM W. VOGELHUBER
                                       -----------------------------
                                       Its President and Chief Executive Officer

Date: January 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ ROBERT P. PINKAS
--------------------
Robert P. Pinkas,
Director and Chairman of the Board
Date: January 13, 2004

/ /s/ B. BRUCE CUMMINGS
-----------------------
B. Bruce Cummings,
Director
Date: January 13, 2004

/s/ KENNETH CH'UAN-K'AI LEUNG
-----------------------------
Kenneth Ch'uan-k'ai Leung,
Director
Date: January 13, 2004

/s/ WILLIAM W. VOGELHUBER
-------------------------
William W. Vogelhuber,
Director, President and Chief Executive Officer
Date: January 13, 2004

/s/ DONALD A. WEIDIG
--------------------
Donald A. Weidig,
Chief Financial Officer
(and principal accounting officer)
Date: January 13, 2004

                               INDEX TO EXHIBITS

EXHIBIT                                EXHIBIT DESCRIPTION
-------                                -------------------
*3.1             Form of Fifth Amended and Restated Certificate of Incorporation
                 of Waterlink (filed as an exhibit to Waterlink's Quarterly
                 Report on Form 10-Q for the quarterly period ended June 30,
                 1997, File No. 1-13041)

*3.2 Form of Amended and Restated By-Laws of Waterlink (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)

*4.1             Form of Rights Agreement, dated as of May 23, 1997, between
                 Waterlink and American Stock Transfer & Trust Company (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-13041)

*4.2             Amended and Restated Registration Rights Agreement, dated as of
                 March 6, 1997, by and among Waterlink, Brantley Venture
                 Partners III, L.P., Theodore F. Savastano, River Cities Capital
                 Fund Limited Partnership, IPP95, L.P., Environmental
                 Opportunities Fund, L.P., Environmental Opportunities Fund
                 (Cayman), L.P., Brantley Capital Corporation and National City
                 Capital Corporation (filed as an exhibit to Waterlink's
                 Registration Statement on Form S-1, filed April 16, 1997,
                 Registration No. 333-25249).

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

*10.7            Amended and Restated Credit Agreement, dated as of June 27,
                 1997 and amended and restated as of May 19, 1998, among Waterlink, Inc. and Bank of America National Trust and Savings
                 Association, as agent, Letter of Credit Issuing Bank, and Swing
                 Line Bank, and other financial institutions party hereto (filed as an exhibit to Waterlink's Current Report on Form 8-K, filed
                 June 19, 1998, File No. 1-13041).

*10.8            Executive Employment Agreement, dated June 8, 1998, between
                 Waterlink and T. Scott King (filed as an exhibit to Waterlink's
                 Annual Report on Form 10-K for the fiscal year ended September
                 30, 1998, File No. 1-13041).

*10.9            Third Amendment, dated as of September 29, 1998, to Amended and
                 Restated Credit Agreement, dated as of May 19, 1998, among
                 Waterlink, Inc. and Bank of America National Trust ands Savings
                 Association, as agent, and other financial institutions party hereto (filed as an exhibit to Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, File
                 No. 1-13041).

EXHIBIT                                EXHIBIT DESCRIPTION
-------                                -------------------
*10.10           Fourth Amendment, dated as of February 25, 1999, to Amended and
                 Restated Credit Agreement, dated as of May 19, 1998, among
                 Waterlink, Inc. and Bank of America National Trust and Savings
                 Association, as agent, and other financial institutions party hereto (filed as an exhibit to Waterlink's registration
                 statement on Form S-1 filed on August 11, 1999, registration number 333-84985).

*10.11           Fifth Amendment, dated as of June 29, 1999, to Amended and
                 Restated Credit Agreement, dated as of May 19, 1998, among
                 Waterlink, Inc. and Bank of America National Trust and Savings
                 Association, as agent, and other financial institutions party hereto (filed as an exhibit to Waterlink's registration statement on Form S-1 filed on August 11, 1999, registration number 333-84985).

*10.12 Warrant Agreement dated as of July 9, 1999 among Waterlink and each of the Warrantholders party thereto (filed as an exhibit to Waterlink's amendment no. 1 to registration statement on Form S-1 filed on September 23, 1999, registration number
                 333-84985).

*10.13           Sixth Amendment, dated as of September 30, 1999, to Amended and
                 Restated Credit Agreement, dated as of May 19, 1998, among
                 Waterlink, Inc. and Bank of America National Trust and Savings
                 Association, as agent, and other financial institutions party hereto (filed as an exhibit to Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, File
                 No. 1-13041).

*10.14           Executive Employment Agreement, dated January 20, 2000, between
                 Waterlink and Mark E. Brody (filed as an exhibit to Waterlink's
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 March 31, 2000, File No. 1-13041).

*10.15           Amendment to Executive Employment Agreement, dated as of
                 January 20, 2000, between Waterlink and T. Scott King (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 1-13041).

*10.16           Amended and Restated Credit Agreement, dated as of June 27,
                 1997 and amended and restated as of February 11, 2000, among Waterlink, Inc. and Bank of America, NA, as agent, and the other financial institutions party hereto (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 1-13041).

*10.17           Eighth Amendment, dated as of May 2, 2000, to Amended and
                 Restated Credit Agreement, dated as of February 11, 2000, among
                 Waterlink, Inc. and Bank of America, NA, as agent, and the other financial institutions party hereto (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, File No. 1-13041).

*10.18           Warrant Agreement dated January 20, 2000 between Waterlink,
                 Inc. and CID Equity Partners V, L.P. (filed as an exhibit to
                 Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, File No. 1-13041).

*10.19           Amendment to Executive Employment Agreement, dated as of May
                 19, 2000, between Waterlink and Mark E. Brody (filed as an exhibit to Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, File No. 1-13041).

*10.20           Amendment to Executive Employment Agreement, dated as of May
                 21, 2000, between Waterlink and T. Scott King (filed as an exhibit to Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, File No. 1-13041).

*10.21           Ninth Amendment, dated as of September 28, 2000, to Amended and
                 Restated Credit Agreement, dated as of February 11, 2000, among
                 Waterlink, Inc. and Bank of America, NA, as agent, and the other financial institutions party hereto (filed as an exhibit to Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, File No. 1-13041).

EXHIBIT                                EXHIBIT DESCRIPTION
-------                                -------------------
*10.22           Tenth Amendment, dated as of December 29, 2000, to Amended and
                 Restated Credit Agreement, dated as of February 11, 2000, among
                 Waterlink, Inc. and Bank of America, N.A., as agent, and the other financial institutions party thereto (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, File No. 1-13041).

*10.23           Warrant Agreement dated as of January 18, 2001 among Waterlink,
                 Inc., Brantley Venture Partners III, L.P., and CID Equity
                 Capital V, L.P. (filed as an exhibit to Waterlink's Quarterly
                 Report on Form 10-Q for the quarterly period ended December 31, 2000, File No. 1-13041).

*10.24 13% Subordinated Note dated as of January 18, 2001, in the amount of $500,000, from Waterlink, Inc. to Brantley Venture
                 Partners III, L.P. (filed as an exhibit to Waterlink's
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 December 31, 2000, File No. 1-13041).

*10.25 13% Subordinated Note dated as of January 18, 2001, in the amount of $500,000, from Waterlink, Inc. to CID Equity Capital
                 V, L.P. (filed as an exhibit to Waterlink's Quarterly Report on
                 Form 10-Q for the quarterly period ended December 31, 2000, File No. 1-13041).

*10.26           Eleventh Amendment and Waiver to Amended and Restated Credit
                 Agreement, dated as of May 14, 2001, among Waterlink, Inc. and
                 Bank of America, N.A., as agent, and the other financial institutions party thereto (filed as an exhibit to Waterlink's
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 March 31, 2001, File No. 1-13041).

*10.27           Twelfth Amendment and Waiver to Amended and Restated Credit
                 Agreement, dated as of September 30, 2001, among Waterlink,
                 Inc. and Bank of America, N.A., as agent, and other financial institutions party thereto (filed as an exhibit to Waterlink's
                 Annual Report on Form 10-K for the fiscal year ended September
                 30, 2002, File No. 1-3041).

*10.28           Thirteenth Amendment and Waiver to Amended and Restated Credit
                 Agreement, dated as of December 20, 2001, among Waterlink, Inc.
                 and Bank of America, N.A., as agent, and other financial institutions party thereto (filed as an exhibit to Waterlink's
                 Annual Report on Form 10-K for the fiscal year ended September
                 30, 2002, File No. 1-3041).

*10.29 Fourteenth Amendment to Amended and Restated Credit Agreement, dated as of January 15, 2002, among Waterlink, Inc. and Bank of America, N.A., as agent, and other financial institutions party thereto (filed as an exhibit to Waterlink's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, File
                 No. 1-3041).

*10.30 Executive Employment Agreement, dated as of November 1, 2001, between Waterlink, Inc. and William W. Vogelhuber (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, File No. 1-3041).

*10.31 Executive Employment Agreement, dated as of November 1, 2001, between Waterlink, Inc. and Donald A. Weidig (filed as an exhibit to Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, File No. 1-3041).

*10.32           Letter Agreement dated as of February 7, 2002, between
                 Waterlink, Inc. and T. Scott King (filed as an exhibit to
                 Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, File No. 1-3041).

*10.33           Letter Agreement dated as of February 7, 2002, between
                 Waterlink, Inc. and Mark E. Brody (filed as an exhibit to
                 Waterlink's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, File No. 1-3041).

EXHIBIT                                EXHIBIT DESCRIPTION
-------                                -------------------
*10.36           Fifteenth Amendment to Amended and Restated Credit Agreement,
                 dated as of October 1, 2002, among Waterlink, Inc. and Bank of
                 America, N.A., as agent, and other financial institutions party thereto.

14.1             Code of Ethics.

21.1             List of Subsidiaries of Waterlink.

23.1             Consent of Marcum & Kliegman LLP.

23.2             Consent of Ernst & Young LLP.

31.1             Section 302 Certification of the Company's Chief Executive
                 Officer.

31.2             Section 302 Certification of the Company's Chief Financial
                 Officer.

32.1             Section 906 Certification of the Company's Chief Executive
                 Officer.

32.2             Section 906 Certification of the Company's Chief Financial
                 Officer.

------------------------

* Incorporated herein by reference as indicated.

                                                                    EXHIBIT 14.1

CODE OF ETHICS

Waterlink, Inc. together with all of its subsidiaries and controlled entities (the "Company") believe in adherence to ethical and legal standards in the conduct of its business. Integrity, as an integral part of this belief, is a core value at the Company and directors, officers and employees (individually, an "Employee" and collectively, "Employees") must conduct themselves accordingly. In addition, Employees are expected to conduct their outside business and personal affairs in a manner that does not conflict with the best interests of the Company. All Employees are required to be alert to potential conflicts with this Code of Ethics and pursue the prompt resolution of such matters. Violations of the provisions of this Code of Ethics may result in disciplinary action, including termination of employment. This Code of Ethics applies to all Employees. It is the personal responsibility of each Employee to observe the standards in the Code of Ethics whether or not they are imposed by law. Any Employee who does not comply with this Code of Ethics is acting outside the scope of his or her employment.

ALTHOUGH THIS POLICY IS WRITTEN AS THE CODE OF ETHICS OF WATERLINK, INC., ALL PROVISIONS SHALL ALSO APPLY TO EACH EMPLOYEE OF BARNEBEY SUTCLIFFE CORPORATION. IN ADDITION, ALL EXISTING POLICIES CURRENTLY IN FORCE WITH REGARD TO POLICIES AND PROCEDURES FOR BARNEBEY SUTCLIFFE THAT MAY NOT BE ADDRESSED IN THIS DOCUMENT SHALL ALSO BE IN FORCE.

CONDUCT OF BUSINESS

LETTER AND SPIRIT OF THE LAW

Business will be conducted in strict compliance with all applicable laws and governmental regulations of the United States, of the various states and of any foreign country where applicable. Where a situation is not covered by law or where the law is unclear or conflicting, business will be conducted in a fair and forthright manner.

USE OF FUNDS AND ASSETS

Each Employee is responsible for the proper use, conservation and protection of Company assets, including its property, plant, equipment, computer information and data, inventions, and other proprietary business and technical information. The use of Company funds or other assets is prohibited for:

    - Contributions to domestic or foreign political candidates, whether or not allowed by law.

    - Payments, gifts, loans or any other transfer either directly or indirectly to officials, agents or associates of labor organizations, political parties or foreign or domestic governments, or to any other persons or entities, where such transfer could be reasonably considered a bribe, kickback or other illegal or unethical payment.

    -    Personal gain or other purpose not intended to benefit the Company.

In addition, the Company prohibits any dishonest, unethical or fraudulent act, including, (but not limited to)

    -    falsification of Company records for personal or other reasons;

    -    misappropriation of other employees', customers', or suppliers' assets.

EQUAL EMPLOYMENT OPPORTUNITY

Company policy prohibits all unlawful discrimination against any Employee or applicant for employment. Employees must adhere to established equal employment opportunity practices to prevent discrimination against job applicants and co-workers on the basis of race, color, gender, religion, national origin, age, veteran status, disability, or other basis prohibited by applicable law.

NON-PUBLIC COMPANY INFORMATION

Employees are responsible for protecting non-public Company information at all times. Only executive officers and designated spokespersons are permitted to make public statements on behalf of the Company. All questions received from news media representatives should be directed to the Company's Chief Executive Officer and all inquiries from investors and securities analysts should be referred to the Company's Chief Executive Officer or Chief Financial Officer. Also, Employees must exercise the utmost care to avoid inadvertent disclosure of non-public information through casual or public conversations or presentations. As a general practice, public speeches or presentations addressing corporate issues, or those given on behalf of the Company, should be prepared or reviewed by the Company's Chief Executive Officer. In addition, the Company works with proprietary data of customers, suppliers and joint venture partners. To merit the continued support of our customers, suppliers, and joint venture partners, we should act to preserve the confidential nature of this information. Without express Company authorization confidential and proprietary information must not be shared with persons outside the Company and should be shared with fellow Employees on a need-to-know basis only.

CONTRACT AND AGREEMENT NEGOTIATION

Employees responsible for the negotiation of contracts or agreements must deal only with reputable parties whose performance qualifications indicate the ability to accomplish the requested objective. The contracting person(s) or department(s) will be responsible for (1) obtaining the most favorable price, quality and service terms available to the Company; (2) clearly and completely establishing responsibilities of the parties involved; (3) preserving auditing rights in contracts and agreements; (4) maintaining records to support contracting decisions; and (5) protecting the proprietary and confidential information of all parties involved in the contracting process.

CONTROLLED SUBSTANCES AND ALCOHOL

The Company will maintain procedures designed to protect the safety and health of Employees, as well as to protect property and assets. In support of this goal, Employees are required to report to work free of impairment from the use of controlled substances or alcohol. The use, possession or distribution of illegal drugs or drug paraphernalia on Company property is strictly prohibited. In addition, possession of alcoholic beverages, firearms or other weapons on Company property is prohibited.

INTERNAL CONTROLS

A system of internal controls will be documented and maintained throughout the Company to aid compliance with the principles outlined in this Code of Ethics and to protect the assets and best interests of the Company. Each Employee is responsible for carrying out the activities that ensure internal control.

ANTITRUST

It is the policy of the Company to comply with all laws governing its operations, including federal, state and foreign antitrust laws, and to conduct its affairs in keeping with the highest legal and ethical standards. It is our policy not only to adhere strictly to the antitrust laws but also to conduct our affairs consistent with the spirit of the laws. At a minimum, every Employee MUST refrain from entering into any understanding or agreement, expressed or implied, or discussing, either formally or informally, with any representative of any competitor, in regard to prices, terms or conditions of sale, or allocation of business, markets, customers, or territories.

FOREIGN CORRUPT PRACTICES ACT

The U.S. Foreign Corrupt Practices Act (FCPA) makes it a crime for any U.S. company or person to offer, give, promise or authorize a payment, in cash or in kind, or any service to a foreign official or political party for the purpose of obtaining, retaining (doing) or directing business or to induce that official or party to effect any governmental act or decision. The FCPA prohibitions also apply to payments or offers of anything of value to intermediaries, agents or sales representatives if the Employee knows, or has reason to know, that the payment or offer will be used for any illegal payment. The Company's procedures must be followed and advice from the Chief Executive Officer must be obtained regarding interpretations of the FCPA.

The FCPA also includes provisions that establish accounting standards for both domestic and foreign business activities. This Act, together with rules issued by the Securities and Exchange Commission, also make it a crime to directly or indirectly falsify any book, record or account.

CONFLICT OF INTEREST

OWNERSHIP INTERESTS

Employees who own, directly or indirectly, any interest in property or companies providing services or materials to the Company, must disclose such information promptly and in writing to their immediate supervisors.

INSIDER TRADING

Employees are strictly prohibited from trading in securities of the Company or any other issuer while having knowledge of material non-public information, obtained or revealed to them as a consequence of employment. Furthermore, Employees are strictly prohibited from revealing or transmitting such information to others, expressly or by recommending purchases or sales of such securities. Federal law carries onerous penalties for Employees, at any level, who violate this ban. All officers and directors of the Company must comply with the insider trading and reporting requirements of the Securities and Exchange Commission.

GIFTS, BRIBES AND KICKBACKS

Employees shall not seek or accept personal gain, directly or indirectly, neither from anyone soliciting business from or doing business with the Company, nor from any person or firm in business competition with the Company. Likewise, an Employee shall not offer or provide anything of personal gain to any persons or organizations for the purpose of influencing their business relationship with the Company. It is recognized that common business practice permits the offer and acceptance of certain courtesies of nominal value, usually in the form of meals and entertainment. In offering or accepting such courtesies, Employees shall be guided by whether the business objectivity of either party may be adversely affected.

OTHER EMPLOYMENT

A full-time Employee must have written approval from the Employee's supervisor to participate in employment outside of the Company. An Employee may not participate in outside employment, self-employment or avocation, or serve as an officer, director, partner or consultant for outside organizations, if such activity (1) reduces work efficiency; (2) interferes with the Employee's ability to act conscientiously in the best interest of the Company; (3) requires the Employee to utilize proprietary, confidential or otherwise non-public information, procedures, plans or techniques of the Company; or (4) creates an appearance of impropriety. If an Employee has any questions the Employee's supervisor should be consulted.

OBJECTIVITY INFLUENCES

Employees who inadvertently find themselves in a position where their objectivity reasonably may be questioned because of individual interest or family or personal relationships should notify their respective supervisors.

GENERAL INFORMATION

ACCURACY OF FINANCIAL REPORTS AND OTHER PUBLIC COMMUNICATIONS

As a public company we are subject to various securities laws, regulations and reporting obligations. Both federal law and our policies require the disclosure of accurate and complete information regarding the Company's business, financial condition and results of operations. Inaccurate, incomplete or untimely reporting will not be tolerated and can severely damage the Company and result in legal liability.

The Company's Chief Financial Officer and other employees working with him have a special responsibility to ensure that all of our financial disclosures are full, fair, accurate, timely and understandable. These employees must understand and strictly comply with generally accepted accounting principles and all standards, laws and regulations for accounting and financial reporting of transactions, estimates and forecasts.

CERTIFICATE OF COMPLIANCE

As appropriate, from time to time, Employees will be notified of this Code of Ethics and sign a form acknowledging receipt of a copy.

REPORTING OF VIOLATIONS

Any known or suspected violation of this Code of Ethics must be reported immediately to the Company's Chief Executive Officer or Chief Financial Officer. Any Employee who, honestly and in good faith, reports what he or she believes to be a violation of this Code of Ethics will not be subject to any disciplinary action or retaliation on account of making such a report. To the fullest extent possible, the identity of an Employee making a report will be kept confidential. If an Employee believes that he or she is being treated unfairly because of reporting a violation, this should immediately be brought to the attention of the Company's Chief Executive Officer or Chief Financial Officer.

DISSEMINATION OF CODE OF ETHICS

Each supervisor is responsible for compliance with this Code of Ethics by the Employees under his or her direction. Each supervisor must stress the Company's commitment to the principles set out in this Code of Ethics and create an environment in the workplace that encourages the conduct of all business in accordance with the highest integrity and ethical standards.

REPORTING OF THEFT AND VANDALISM

Any loss of Company property due to theft or vandalism must be reported immediately to your supervisor.

COMPLIANCE AND DISCIPLINE

Violations of this Code of Ethics will result in disciplinary action that may include termination, referral for criminal prosecution and reimbursement to the Company for any losses or damages resulting from the violation, all in accordance with the Company's legal and contractual obligations. As with all matters involving investigations of violations and discipline, principles of fairness and dignity will be applied. Any Employee that is charged with a violation of this Code of Ethics will be afforded an opportunity to explain his or her actions before any decision is made about appropriate disciplinary action. Appropriate disciplinary action will be taken against:

    - Employees who authorize or participate directly in any action that is a violation of this Code of Ethics;

    - any Employee who may have deliberately failed to report a violation or deliberately withheld relevant information concerning a violation of this Code of Ethics;

    - the violator's managerial superiors, to the extent that the circumstances of the violation reflect inadequate supervision or a lack of diligence; and

    - any supervisor who retaliates, directly or indirectly, or encourages others to do so, against an associate who reports a suspected violation of this Code of Ethics.

IMPORTANT PHONE NUMBERS AND ADDRESSES

To report a suspected violation or ask a question regarding the Code of Ethics please call one of the following:

         William W. Vogelhuber                           (614) 258-9501 ext. 227
         President and Chief Executive Officer

         Donald A. Weidig                                (614) 258-9501 ext. 213
         Chief Financial Officer

CONFIDENTIAL MESSAGES:

         If you wish to remain anonymous you may report a violation by calling the numbers noted above and leaving a voicemail message. If you use the voicemail system noted above and refrain from identifying yourself, the Company may have insufficient information to investigate the allegations.

         All matters that do not appear to constitute violations of this Code of Ethics will be referred to the appropriate department.

Employees with questions regarding this Code of Ethics or its application may also discuss the matters with their immediate supervisors.

------------------------
The Code of Ethics and the matters contained herein are neither a contract of employment nor a guarantee of continuing Company policy. The Company reserves the right to amend, supplement or discontinue this Code of Ethics and the matters addressed herein, without prior notice, at any time.