Form 10-Q
period 2003-12-31
WATERLINK INC
filed 2004-03-05
CIK 1037682

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2003
                                       or
( )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from       to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value -19,665,149 shares outstanding as of January 31, 2004

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                                          PAGE
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2003 and
         December 31, 2003                                                                    3

         Consolidated statements of operations - Three months
         ended December 31, 2002 and 2003                                                     4

         Consolidated statements of cash flows - Three months
         ended December 31, 2002 and 2003                                                     5

         Notes to consolidated financial statements                                       6 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       10 - 11

Item 4.   Controls and Procedures                                                             11

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                 11-12

Signatures                                                                                    12


                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED BALANCE SHEETS-UNAUDITED

                                                                              September 30,          December 31,
                                                                                   2003                  2003
                                                                                ----------             --------
                                                                                          (In thousands,
                                                                                         except share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $        9             $     43
  Other current assets                                                                 235                  344
  Net assets of discontinued operations                                             32,671               37,979
                                                                                ----------             --------
Total current assets                                                                32,915               38,366

Other assets                                                                            20                   12
                                                                                ----------             --------
Total assets                                                                    $   32,935             $ 38,378
                                                                                ==========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                        $       22               $   23
  Accrued expenses                                                                     162                  319
  Accrued income taxes                                                                 560                  560
  Current debt obligations                                                          43,117               43,198
                                                                                ----------             --------
Total current liabilities                                                           43,861               44,100

Shareholders' deficiency:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                                              -                    -
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 19,665,149 shares
    at September 30 and December 31, 2003                                               20                   20
  Additional paid-in capital                                                        92,174               92,174
  Accumulated deficit                                                             (103,120)             (97,916)
                                                                                ----------             --------
Total shareholders' deficiency                                                     (10,926)              (5,722)
                                                                                ----------             --------
Total liabilities and shareholders' deficiency                                  $   32,935             $ 38,378
                                                                                ==========             ========



                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED

                                                                                       Three Months Ended
                                                                                           December 31,
                                                                                    2002                 2003
                                                                                ----------             --------
                                                                                          (In thousands,
                                                                                      except per share data)
 Net sales                                                                      $        -             $      -
 General and administrative expenses                                                   288                  204
 Interest expense                                                                      170                    1
 Amortization of loan fees                                                              76                    -
 Bankruptcy related expenses                                                             -                1,056
                                                                                ----------             --------
 Loss from continuing operations                                                      (534)              (1,261)

 Discontinued operations:
    Income from operations, net of taxes of $22,000 in 2002                            167                  452
    Gain on sale of assets                                                               -                6,013
    Cumulative effect of accounting change                                         (20,500)                   -
                                                                                ----------             --------
                                                                                   (20,333)               6,465
                                                                                ----------             --------
 Net income (loss)                                                              $  (20,867)            $  5,204
                                                                                ==========             ========

 Earnings (loss) per common share-basic:
     Continuing operations                                                      $    (0.03)            $  (0.06)
     Discontinued operations                                                         (1.03)                0.33
                                                                                ----------             --------
                                                                                $    (1.06)            $   0.27
                                                                                ==========             ========

 Earnings (loss) per common share-diluted:
     Continuing operations                                                       $   (0.03)            $  (0.06)
     Discontinued operations                                                         (1.03)                0.33
                                                                                ----------             --------
                                                                                 $   (1.06)            $   0.27
                                                                                ==========             ========

 Weighted average common shares outstanding-
   Basic                                                                            19,660              19,665
   Diluted                                                                          19,660              19,665


                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED


                                                                                    Three Months Ended
                                                                                       December 31,
                                                                                2002                2003
                                                                          ------------------ -------------------
                                                                                     (In thousands)
OPERATING ACTIVITIES
Loss from continuing operations                                                    $  (534)         $ (1,261)

Adjustments to reconcile loss from continuing operations to net used by operating activities:
    Depreciation
    Amortization                                                                        76                 -
    Changes in working capital:
      Other assets                                                                     (46)              (58)
      Accounts payable                                                                 (50)               25
      Accrued expenses                                                                (396)              158
                                                                                   -------          --------
Net cash used by operating activities                                                 (950)           (1,136)

INVESTING ACTIVITIES
Proceeds from sale of divisions                                                        250                 -

FINANCING ACTIVITIES
Payments on debt obligations                                                        (1,193)                -
                                                                                   -------          --------
Cash flows used by continuing operations                                            (1,893)           (1,136)
Cash flows provided by discontinued operations                                       1,309             1,170
                                                                                   -------          --------
(Decrease) increase in cash and cash equivalents                                      (584)               34
Cash and cash equivalents at beginning of period
                                                                                       775                 9
                                                                                   -------          --------
Cash and cash equivalents at end of period                                         $   191          $     43
                                                                                   =======          ========



                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

      (INFORMATION AS OF DECEMBER 31, 2003 AND FOR THE THREE-MONTH PERIODS
                 ENDED DECEMBER 31, 2002 AND 2003 IS UNAUDITED)

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

         As reported on Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2004, Waterlink signed an agreement to sell all of the operating assets of its businesses to Calgon Carbon Corporation. The transaction closed on February 18, 2004. As a result, Waterlink has no remaining operations or employees. Waterlink continues to bear the ongoing cost of administering the Chapter 11 Cases (see Note 2). Management expects that the continued administration of the Chapter 11 Cases will be the only remaining activities of Waterlink throughout the reminder of the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

         The accompanying unaudited consolidated financial statements have not been reviewed by the Company's independent auditors. As previously indicated, in the opinion of management, all adjustments necessary for a fair presentation have been included.

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

         On December 16, 2003, the Debtors filed a motion pursuant to 11 U.S.C. ss.ss. 105, 363 and 365 for an Order authorizing (i) the sale of certain assets of the estates free and clear of liens, claims and interests; and (ii) the sale, assumption and assignment of certain leases and executory contracts. On February 3, 2004, a sales hearing was held where the agreement to sell of substantially all of the operating assets of the Debtors was approved. On February 9, 2004, the

Bankruptcy Court entered an Order (i) authorizing the sale of certain assets of the Debtors' estates free and clear of liens, claims and interests; and (ii) authorizing the sale, assumption and assignment of certain leases and executory contracts (the "Sale Order"). Pursuant to the Sale Order, on February 18, 2004, the Debtors sold substantially all of their assets to an affiliate of Calgon Carbon Corporation ("Calgon").

         At this time, it is clear that there will be no property available to distribute to stockholders and that the Company's equity securities will be extinguished through a liquidating plan to be filed in the Chapter 11 Cases. The Company is aware of no set of circumstances under which shareholders will receive any value on account of their shares. Accordingly, the Company believes that the shares are worthless and that appropriate caution should be exercised with respect to existing and future investments in any of such securities.

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

         SOP 90-7 requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. The amount of expense incurred was approximately $1,056,000 during the three months ended December 31, 2003. The Consolidated Balance Sheet distinguishes pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

         In addition, as a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Also, a plan in the Chapter 11 Cases could materially change the amounts and classifications of assets and liabilities in the Company's historical consolidated financial statements.

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

         A summary of these liabilities subject to compromise follows (in thousands):

           Secured senior debt, including unpaid interest and
              and deferred interest totaling $517,000                          $       35,198
           Unsecured :
                       Subordinated notes, including unpaid interest                    3,293
                       Trade accounts payable                                           3,176
                       Unpaid severance obligations                                     1,241
                       Other                                                              290
                                                                               --------------
                                                                                        8,000
                                                                               --------------
                                                                               $       43,198
                                                                               ==============

         Condensed Balance Sheet Information. Condensed balance sheet information with respect to the Debtors at December 31, 2003 is substantially the same as the consolidated balance sheet presented.

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

         As described in Note 2, in February 2004, the Company sold substantially all of the assets of its remaining businesses. The agreement is for total cash consideration of approximately $35.2 million, subject to certain pre-closing and post-closing adjustments, and the assumption by the Buyer of certain liabilities of the Registrant. The purchase is subject to the terms and conditions of the Purchase Agreement, and the purchase price is subject to certain adjustments required under the Purchase Agreement, which includes a provision for a post-closing working capital adjustment.

         Accordingly, the results of operations for the businesses sold have been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. Information regarding discontinued operations for the three-month periods ended December 31, 2002 and 2003 is presented below (in thousands):

                                                        Three Months Ended
                                                           December 31,
                                                       2002            2003
                                                  ----------------------------
   Net sales                                      $     14,295    $     14,455
   Operating income                                        888             452
   Allocated interest expense                             (699)              -
   Income tax expense                                      (22)              -
                                                  ----------------------------
   Income from operations                         $        167    $        452
                                                  ============================

         The remaining escrows and holdbacks related to both sale agreements have been classified as current on the consolidated balance sheets at September 30, 2003 and December 31, 2003 based on the anticipated timing of their release.

4.       CAPITALIZATION

Debt obligations consisted of the following at September 30 and December 31, 2003 (in thousands):

   Expired senior credit facility with a group of banks                                       $34,681
   Subordinated notes to related parties                                                        1,000
   Convertible subordinated notes payable to former shareholders
     of acquired business                                                                       2,250
                                                                                              -------
                                                                                              $37,931
                                                                                              =======

         With regard to the above debt obligations, all amounts are subject to compromise and have been classified accordingly on the balance sheet as of September 30 and December 31, 2003.

5.       GOING CONCERN CONSIDERATIONS

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in
Note 2, Waterlink has no remaining operations or employees and the only remaining activities will be the administration of the Chapter 11 Cases. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

OVERVIEW

         Waterlink had been an international provider of integrated water and air purification solutions for both industrial and municipal customers, and was incorporated in Delaware on December 7, 1994. With the sale of substantially all of its operating assets in February 2004, the Company has no source of continuing revenue. The activities of Waterlink are now devoted to the administration of the Chapter 11 Cases.

CHAPTER 11

         Bankruptcy Proceedings. On June 27, 2003, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. For further details regarding the Chapter 11 Cases, see "Voluntary Chapter 11" in the Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

General and Administrative Expenses: General and administrative expenses for the three months ended December 31, 2003 and 2002 were $204,000 and $288,000, respectively.

Amortization of Financing Costs: Amortization of financing costs of $76,000 for the three months ended December 31, 2002 represented the amortization of a bank amendment fee relating to an amendment that extended the maturity date of our senior credit facility from October 1, 2001 to January 15, 2002.

Bankruptcy Related Expenses: Waterlink incurred approximately $1,056,000 of costs associated with the administration of the Chapter 11 Cases during the three months ended December 31, 2003. Substantially this entire amount was related to professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         In connection with the sale of substantially all of the assets of Waterlink for approximately $35.2 million, a portion of the proceeds have been provisionally allocated to unencumbered property sold. This amount has not been subject to a final determination by the Bankruptcy Court as of the date of this filing and Waterlink cannot definitively determine what amounts will be left for distribution to creditors.

         Management believes that the Waterlink's equity securities are worthless because it does not expect that any assets will be distributed to stockholders, and that the equity securities will be extinguished in the Chapter 11 Cases.

Credit Availability

         Based on the status of the Chapter 11 Cases, Waterlink has no credit availability.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, the evaluation date. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

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

            31.1 Section 302 Certification of the Company's Chief Executive Officer (Filed herewith.)
            31.2 Section 302 Certification of the Company's Chief Financial Officer (Filed herewith.)
            32.1 Section 906 Certification of the Company's Chief Executive Officer (Filed herewith.)
            32.2 Section 906 Certification of the Company's Chief Financial Officer (Filed herewith.)

(b)      Reports on Form 8-K.

                  On November 3, 2003 Waterlink filed a Current Report on Form 8-K reporting under Item 4 the resignation of Saltz Shamis & Goldfarb, Inc. as our independent auditors, and the appointment of Marcum & Kliegman LLP to serve as our independent auditors for the fiscal year ending December 31, 2003. A letter from Saltz Shamis & Goldfarb, Inc. to the Securities and Exchange Commission stating that Saltz Shamis & Goldfarb, Inc. is in agreement with the statement contained in the first paragraph of Item 4 of the Current Report on Form 8-K, and including under Item 7(c) a copy of such letter.

                  On December 16, 2003 Waterlink filed a Current Report on Form 8-K reporting under Item 2 an agreement with a newly formed acquisition entity affiliated with The Compass Group to sell substantially all of the operating assets of Waterlink. Under
                  Item 2 Waterlink stated that the agreement was subject to the approval of U.S. Bankruptcy Court for the District of Delaware, as well as higher or better offers.

                  On February 13, 2004 Waterlink filed a Current Report on Form 8-K reporting under Item 5 the resignation of William W. Vogelhuber from our Board of Directors.

                  On February 9, 2004 Waterlink filed a Current Report on Form 8-K reporting under Item 2 an agreement with Calgon Carbon Corporation to sell substantially all of the operating assets of Waterlink.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Waterlink, Inc.
                                    (Registrant)


                                    By: /s/ William W. Vogelhuber
                                        ---------------------------------------
                                        William W. Vogelhuber
                                        President and Chief Executive Officer


                                    By: /s/ Donald A. Weidig
                                        ---------------------------------------
                                        Donald A. Weidig
                                        Chief Financial Officer


Dated:  March 5, 2004