Form 10-Q
period 2004-03-31
WATERLINK INC
filed 2004-05-11
CIK 1037682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended March 31, 2004
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from          to

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

                             4100 Holiday Street, NW
                               Canton, Ohio 44718
                    (Address of Principal Executive Offices)
                                   (Zip Code)
                        ---------------------------------

                                  330-649-4001
              (Registrant's Telephone Number, Including Area Code)
           ----------------------------------------------------------

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

Common Stock, $.001 par value -19,665,149 shares outstanding as of April 30,
2004

================================================================================

                                      INDEX

                        WATERLINK, INC. AND SUBSIDIARIES

                                                                                          PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2003 and
         March 31, 2004                                                                        3

         Consolidated statements of operations - Three months ended March 31,
         2003 and 2004; Six months ended
         March 31, 2003 and 2004                                                               4

         Consolidated statements of cash flows - Six months
         ended March 31, 2003 and 2004                                                         5

         Notes to consolidated financial statements                                        6 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       10 - 11

Item 4.   Controls and Procedures                                                             11

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                    12

Signatures                                                                                    12

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED BALANCE SHEETS-UNAUDITED


                                                        September 30,    March 31,
                                                            2003           2004
                                                          ---------      ---------
                                                               (In thousands,
ASSETS                                                       except share data)
Current assets:
  Cash and cash equivalents                               $       9      $   6,246
  Other current assets                                          235            109
  Net assets of discontinued operations                      32,671          1,831
                                                          ---------      ---------
Total current assets                                         32,915          8,186

Other assets                                                     20             10
                                                          ---------      ---------
Total assets                                              $  32,935      $   8,196
                                                          =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                  $      22      $      99
  Accrued expenses                                              162            437
  Accrued income taxes                                          560            818
  Current debt obligations                                   43,117         13,658
                                                          ---------      ---------
Total current liabilities                                    43,861         15,012

Shareholders' deficiency:
  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                      --             --
  Common Stock, voting, $.001 par value,
    authorized - 40,000,000 shares,
    issued and outstanding - 19,665,149 shares
    at September 30 and March 31, 2004                           20             20
  Additional paid-in capital                                 92,174         92,174
  Accumulated deficit                                      (103,120)       (99,010)
                                                          ---------      ---------
Total shareholders' deficiency                              (10,926)        (6,816)
                                                          ---------      ---------
Total liabilities and shareholders' deficiency            $  32,935      $   8,196
                                                          =========      =========



                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                   Three Months Ended           Six Months Ended
                                                       March 31,                   March 31,
                                                  2003          2004          2003          2004
                                                --------      --------      --------      --------
                                                       (In thousands, except per share data)

Net sales                                       $      -      $      -      $      -      $      -
General and administrative expenses                  236           229           524           433
Interest expense                                     113             1           283             2
Amortization of financing costs                       56            --           132            --
Bankruptcy related expenses                           --           712            --         1,768
                                                --------      --------      --------      --------
Loss from continuing operations                     (405)         (942)         (939)       (2,203)

Discontinued operations:
   Income from operations, net of taxes              462          (209)          629           243
   Gain on sale of assets                             --            57            --         6,070
   Cumulative effect of accounting change             --            --       (20,500)           --
                                                --------      --------      --------      --------
                                                     462          (152)      (19,871)        6,313
                                                --------      --------      --------      --------
Net income (loss)                               $     57      $ (1,094)     $(20,810)     $  4,110
                                                ========      ========      ========      ========

Earnings (loss) per common share-basic:
     Continuing operations                      $  (0.02)     $  (0.05)     $  (0.05)     $  (0.11)
     Discontinued operations                        0.02         (0.01)        (1.01)         0.32
                                                --------      --------      --------      --------
                                                $   0.00      $  (0.06)     $  (1.06)     $   0.21
                                                ========      ========      ========      ========

Earnings (loss) per common share-basic:
     Continuing operations                      $  (0.02)     $  (0.05)     $  (0.05)     $  (0.02)
     Discontinued operations                        0.02         (0.01)        (1.01)        (1.04)
                                                --------      --------      --------      --------
                                                $   0.00      $  (0.06)     $  (1.06)     $  (1.06)
                                                ========      ========      ========      ========

Weighted average common shares outstanding:
  Basic                                           19,664        19,664        19,662        19,665
  Assuming dilution                               20,092        20,092        19,662        19,665


                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED

                                                               Six Months Ended
                                                                    March 31,
                                                               2003          2004
                                                             --------      --------
                                                                (In thousands)
OPERATING ACTIVITIES
Loss from continuing operations                              $   (939)     $ (2,203)
Adjustments to reconcile loss from continuing operations
  to net used by operating activities:
    Amortization                                                  133            --
    Changes in working capital:
      Other assets                                                 (6)          442
      Accounts payable                                            (45)           39
      Accrued expenses                                           (199)           10
                                                             --------      --------
Net cash used by operating activities                          (1,056)       (1,712)

INVESTING ACTIVITIES
Proceeds from sale of divisions                                   250        32,873

FINANCING ACTIVITIES
Payments on debt obligations                                   (1,543)      (28,804)
                                                             --------      --------
Cash flows (used) provided by continuing operations            (2,349)        2,357
Cash flows provided by discontinued operations                  1,635         3,880
                                                             --------      --------
(Decrease) increase in cash and cash equivalents                 (714)        6,237
Cash and cash equivalents at beginning of period                  775             9
                                                             --------      --------
Cash and cash equivalents at end of period                   $    191      $  6,246
                                                             ========      ========

                 See notes to consolidated financial statements

                      PART I, ITEM I - FINANCIAL STATEMENTS

                        WATERLINK, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

(INFORMATION AS OF MARCH 31, 2004 AND FOR THE THREE AND SIX-MONTH PERIODS ENDED
                     MARCH 31, 2003 AND 2004 IS UNAUDITED)

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

         As reported on Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2004, Waterlink signed an agreement to sell all of the operating assets of its businesses to Calgon Carbon Corporation. The transaction closed on February 18, 2004. As a result, Waterlink has no remaining operations or employees. Waterlink continues to bear the ongoing cost of administering the Chapter 11 Cases (see Note 2). Waterlink expects that the continued administration of the Chapter 11 Cases will be the only remaining activities of Waterlink throughout the reminder of the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

         The accompanying unaudited consolidated financial statements have not been reviewed by the Company's independent auditors. As previously indicated, in the opinion of Waterlink, all adjustments necessary for a fair presentation have been included.

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

         On December 16, 2003, the Debtors filed a motion pursuant to 11 U.S.C. Sections 105, 363 and 365 for an Order authorizing (i) the sale of certain assets of the estates free and clear of liens, claims and interests; and (ii) the sale, assumption and assignment of certain leases and executory contracts. On February 3, 2004, a sale hearing was held where the agreement to sell of substantially all of the operating assets of the Debtors was approved. On February 9, 2004, the

Bankruptcy Court entered an Order (i) authorizing the sale of certain assets of the Debtors' estates free and clear of liens, claims and interests; and (ii) authorizing the sale, assumption and assignment of certain leases and executory contracts (the "Sale Order"). Pursuant to the Sale Order, on February 18, 2004, the Debtors sold substantially all of their assets to Calgon Carbon Corporation ("Calgon").

         The Debtors are currently funding the administration of the Chapter 11 Cases through the use of cash collateral pursuant to Order entered by the Bankruptcy Court pursuant to Section 363 of the Bankruptcy Code. The Debtors believe that the use of cash collateral will support the administration of the Chapter 11 Cases. The Debtors currently have authority to use cash collateral until July 2, 2004.

         At this time, it is clear that there will be no property available to distribute to stockholders and that Waterlink's equity securities will be extinguished through a liquidating plan to be filed in the Chapter 11 Cases. Waterlink is aware of no set of circumstances under which shareholders will receive any value on account of their shares. Accordingly, Waterlink believes that the shares are worthless and that appropriate caution should be exercised with respect to existing and future investments in any of such securities.

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

         SOP 90-7 requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. The amount of expense incurred was approximately $712,000 and $1,768,000 during the three months and six months ended March 31, 2004, respectively. The unaudited Consolidated Balance Sheet distinguishes pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

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

         A summary of these liabilities subject to compromise follows (in thousands):

        Secured senior debt, including unpaid interest and
           and deferred interest totaling $517,000                    $ 6,394
        Unsecured :
                    Subordinated notes, including unpaid interest       3,293
                    Trade accounts payable                              2,706
                    Unpaid severance obligations                        1,241
                    Other                                                  24
                                                                      -------
                                                                        7,264
                                                                      -------
                                                                      $13,658
                                                                      =======

         The above amount with regard to senior debt reflects a payment made of approximately $28,804,000 on February 19, 2004 from the closing proceeds in connection with the sale of substantially all of Waterlink's assets.

         Condensed Balance Sheet Information. Condensed balance sheet information with respect to the Debtors at March 31, 2004 is substantially the same as the consolidated balance sheet presented.

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

         Accordingly, the results of operations for the businesses sold have been presented within discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company allocates interest expense to its discontinued operations based on the expected net proceeds from the sale of its assets. Information regarding discontinued operations for the three and six-month periods ended March 31, 2003 and 2004 is presented below (in thousands):

                                                              Three Months Ended            Six Months Ended
                                                                  March 31,                     March 31,
                                                             2003           2004           2003          2004
                                                         -----------------------------------------------------------
   Net sales                                             $     15,768   $      7,180   $     30,063  $     21,635

   Operating income (loss)                                      1,229           (209)         2,117           243
   Allocated interest expense                                    (712)             -         (1,411)            -
   Income tax expense                                             (55)             -            (77)            -
                                                         -----------------------------------------------------------
   Income (loss) from operations                                  462           (209)           629           243
   Gain on disposal                                                               57              -         6,070
   Cumulative effect of accounting change                           -              -        (20,500)            -
                                                         -----------------------------------------------------------
                                                         $        462   $       (152)  $    (19,871) $      6,313
                                                         ===========================================================


         The remaining escrows and holdbacks related to both sale agreements have been classified as current on the consolidated balance sheets at September 30, 2003 and March 31, 2004 based on the anticipated timing of their release.

4.     CAPITALIZATION

Debt obligations consisted of the following (in thousands):

                                                                  September 30,         March 31,
                                                                       2003               2004
                                                                ----------------------------------
   Expired senior credit facility with a group of banks             $34,681             $5,877
   Subordinated notes to related parties                              1,000              1,000
   Convertible subordinated notes payable to former
     shareholders of acquired business                                2,250              2,250
                                                                ----------------------------------
                                                                    $37,931             $9,127
                                                                ==================================


         With regard to the above debt obligations, all amounts are subject to compromise and have been classified accordingly on the balance sheet as of September 30 and March 31, 2004. As previously referred to, the above amount with regard to senior debt reflects a payment made of approximately $28,804,000 on February 19, 2004 from the closing proceeds in connection with the sale of substantially all of Waterlink's assets.

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

RESULTS OF CONTINUING OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2004 and 2003 were $229,000 and $236,000, respectively.

Amortization of Financing Costs: Amortization of financing costs of $113,000 for the three months ended March 31, 2003 represented the amortization of a bank amendment fee relating to an amendment that extended the maturity date of our senior credit facility from October 1, 2002 to October 1, 2003.

Bankruptcy Related Expenses: Waterlink incurred approximately $712,000 of costs associated with the administration of the Chapter 11 Cases during the three months ended March 31, 2004. Substantially this entire amount was related to professional fees.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

General and Administrative Expenses: General and administrative expenses for the six months ended March 31, 2004 and 2003 were $433,000 and $524,000, respectively.

Amortization of Financing Costs: Amortization of financing costs of $132,000 for the six months ended March 31, 2003 represented the amortization of a bank amendment fee relating to an amendment that extended the maturity date of our senior credit facility from October 1, 2002 to October 1, 2003.

Bankruptcy Related Expenses: Waterlink incurred approximately $1,768,000 of costs associated with the administration of the Chapter 11 Cases during the six months ended March 31, 2004. Substantially this entire amount was related to professional fees.

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

         At this time, it is clear that there will be no property available to distribute to stockholders and that Waterlink's equity securities will be extinguished through a liquidating plan to be filed in the Chapter 11 Cases. Waterlink is aware of no set of circumstances under which shareholders will receive any value on account of their shares. Accordingly, Waterlink believes that the shares are worthless and that appropriate caution should be exercised with respect to existing and future investments in any of such securities.

Credit Availability

         Based on the status of the Chapter 11 Cases, Waterlink has no credit availability.


Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, the evaluation date. Based upon the evaluation, the Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

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

            31.1 Section 302 Certification of the Company's Chief Financial Officer (Filed herewith.)
            32.1 Section 906 Certification of the Company's Chief Financial Officer (Filed herewith.)

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


Dated:  May 11, 2004